Form 10-Q
period 1993-12-31
QMS INC
filed 1994-02-11
CIK 710983

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               _______________

                                  FORM 10-Q

(MARK ONE)

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended DECEMBER 31, 1993

                                      OR

{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ______________________


                        Commission file number 1-9348

                                  QMS, INC.
            (Exact name of registrant as specified in its charter)


            DELAWARE                                     63-0737870
(State or other jurisdiction of                      (I.R.S.  Employer
 incorporation or organization)                    Identification Number)



       ONE MAGNUM PASS, MOBILE, AL                          36618
(Address of principal executive offices)                  (Zip Code)



(Registrant's telephone number, including area code) (205) 633-4300


                                NOT APPLICABLE
(Former name, former address and former fiscal year, if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                      Yes     X     No
                                                         _________    _________

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date 10,707,755 AT JANUARY 28, 1994.

                           QMS, INC. AND SUBSIDIARIES


                                     INDEX



PART I - FINANCIAL INFORMATION                                      PAGE NUMBER
                                                                    -----------
   Item 1.  Financial Statements
        Condensed Consolidated Balance Sheets
             (unaudited) as of December 31, 1993 and
             October 1, 1993                                            3 - 4
        Condensed Consolidated Statements of Operations
             (unaudited) for the three months ended
             December 31, 1993 and January 1, 1993                        5
        Condensed Consolidated Statements of Cash Flows
             (unaudited) for the three months ended
             December 31, 1993 and January 1, 1993                        6
        Notes to Condensed Consolidated Financial Statements
             (unaudited) for the three months ended
             December 31, 1993 and January 1, 1993                        7
        Computation of Earnings Per Common Share                          8

   Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                      9 - 10


PART II - OTHER INFORMATION                                               11

   Item 1.   Legal Proceedings
   Item 2.   Changes in Securities
   Item 3.   Defaults upon Securities
   Item 4.   Submission of Matters to a Vote of Security Holders
   Item 5.   Other Information
   Item 6.   (a)   Exhibits
             (b)   Reports on Form 8 - K

SIGNATURES                                                                12

                          QMS, INC. AND SUBSIDIARIES

                        PART I.  FINANCIAL INFORMATION
                        ITEM 1.  FINANCIAL STATEMENTS

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                 as of December 31, 1993 and October 1, 1993
                                 (Unaudited)

                                                                                  DECEMBER 31,           OCTOBER 1,
 in thousands                                                                         1993                  1993
 ------------                                                                     ------------           ----------
 ASSETS

 CURRENT ASSETS
    Cash and Cash Equivalents                                                        $5,883                $3,582
    Trade Receivables (less allowance for doubtful accounts of
      $520 in December 1993 and $580 in October 1993)                                41,768                39,471
    Inventories (Note 3)                                                             67,550                70,461
    Other, Net                                                                        8,595                 7,806
                                                                                   --------              --------
      Total Current Assets                                                          123,796               121,320
                                                                                   --------              --------
 PROPERTY, PLANT AND EQUIPMENT                                                       67,447                66,440
    Less Accumulated Depreciation                                                    36,031                33,774
                                                                                   --------              --------
      Property, Plant and Equipment, Net                                             31,416                32,666
                                                                                   --------              --------
 OTHER ASSETS, NET                                                                   15,981                16,231
                                                                                   --------              --------
           TOTAL ASSETS                                                            $171,193              $170,217
                                                                                   ========              ========




 See Notes to Condensed Consolidated Financial Statements

                          QMS, INC. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                 as of December 31, 1993 and October 1, 1993
                                 (Unaudited)

                                                                                   DECEMBER 31,           OCTOBER 1,
 in thousands                                                                         1993                   1993
 ------------                                                                      ------------           ----------
 LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
    Accounts and Notes Payable                                                       $16,904               $11,060
    Other                                                                             30,395                31,901
                                                                                    --------              --------
      Total Current Liabilities                                                       47,299                42,961
                                                                                    --------              --------
 LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS                                         38,918                41,527

 COMMITMENTS AND CONTINGENCIES (Note 4)                                                  ---                   ---

 STOCKHOLDERS' EQUITY                                                                 84,976                85,729
                                                                                    --------              --------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $171,193              $170,217
                                                                                    ========              ========



 See Notes to Condensed Consolidated Financial Statements

                          QMS, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE THREE MONTHS ENDED DECEMBER 31, 1993 AND JANUARY 1, 1993
                                 (Unaudited)


                                                        THREE MONTHS ENDED
                                                    --------------------------
                                                    DECEMBER 31,    JANUARY 1,
  in thousands, except per share amounts                1993           1993
  --------------------------------------            ------------    ----------
  NET SALES                                              $70,654       $77,273

  COST OF GOOD SOLD                                       46,822        51,306
                                                        --------      --------
  GROSS PROFIT                                            23,832        25,967

  SELLING, GENERAL AND ADMINISTRATIVE
      EXPENSES                                            22,673        23,282
                                                        --------      --------
  OPERATING INCOME                                         1,159         2,685

  OTHER INCOME (EXPENSE)
      Interest Income                                         17           118
      Interest Expense                                      (872)         (818)
      Miscellaneous                                         (834)           43
                                                        --------      --------
           Total Other Income (Expense)                   (1,689)         (657)

  INCOME (LOSS) BEFORE INCOME TAXES                         (530)        2,028

  PROVISION FOR INCOME TAXES                                (164)          669
                                                        --------      --------
  NET INCOME (LOSS)                                        ($366)       $1,359
                                                        ========      ========
  EARNINGS (LOSS) PER COMMON SHARE (Note 2)
      Primary                                             ($0.03)        $0.13
      Fully Diluted                                       ($0.03)        $0.13

  SHARES USED IN PER SHARE COMPUTATION (Note 2)
      Primary                                             10,706        10,714
      Fully Diluted                                       10,706        10,819




  See Notes to Condensed Consolidated Financial Statements

                           QMS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE THREE MONTHS ENDED DECEMBER 31, 1993 AND JANUARY 1, 1993
                                  (Unaudited)

                                                                                           DECEMBER 31,       JANUARY 1,
 in thousands                                                                                 1993               1993
 ------------                                                                              ------------       ----------
 Cash Flows from Operating Activities:
     Net Income (Loss)                                                                       ($366)             $1,359
     Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by
         (Used in) Operating Activities:
         Depreciation of Property, Plant and Equipment                                       2,363               2,218
         Amortization of Capitalized and Deferred Software & Other                           3,580               2,114
         Provision for Losses on Inventory                                                    (663)               (178)
         Other                                                                                 (60)                324
     Changes in Assets and Liabilities
         Trade Receivables                                                                  (2,237)             (4,245)
         Inventories                                                                         3,574               3,621
         Accounts Payable                                                                    5,844                (585)
         Income Tax Payable                                                                      0                 168
         Other                                                                              (3,552)             (3,986)
                                                                                          --------            --------
                Net Cash Provided by Operating Activities                                    8,483                 810

 Cash Flows from Investing Activities:
     Purchase of Property, Plant and Equipment                                              (1,220)             (1,502)
     Additions to Capitalized and Deferred Software Costs                                   (1,842)             (2,036)
     Proceeds from Sales of Short-Term Investments                                               0                   0
     Other                                                                                       0                (121)
                                                                                          --------            --------
                Net Cash Used in Investing Activities                                       (3,062)             (3,659)

 Cash Flows from Financing Activities:
     Proceeds from Long-Term Debt                                                                0               4,300
     Payments of Long-Term Debt, including Current Maturities                               (2,347)               (632)
     Purchase of Treasury Stock                                                                  0                (151)
     Proceeds from Stock Options Exercised                                                       9                  64
     Other                                                                                    (244)               (289)
                                                                                          --------            --------
                Net Cash (Used in) Provided by Financing Activities                         (2,582)              3,292
                                                                                          --------            --------

 Effect of Exchange Rate Changes on Cash                                                      (538)               (606)
                                                                                          --------            --------
 Net Change in Cash and Cash Equivalents                                                     2,301                (163)
 Cash and Cash Equivalents at Beginning of Period                                            3,582               8,086
                                                                                          --------            --------
 Cash and Cash Equivalents at End of Period                                                 $5,883              $7,923
                                                                                          ========            ========



 See Notes to Condensed Consolidated Financial Statements

                           QMS, INC. AND SUBSIDIARIES


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE THREE MONTHS ENDED DECEMBER 31, 1993 AND JANUARY 1, 1993
________________________________________________________________________________
                                  (Unaudited)

1.   MANAGEMENT OPINION

     In the opinion of management, the condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of December 31, 1993 and October 1, 1993 and the results of operations and changes in cash flows for the three months ended December 31, 1993 and January 1, 1993. The results of operations for the three months ended December 31, 1993 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 1994.

2.   EARNINGS (LOSS) PER COMMON SHARE

     The computation of earnings (loss) per common share is based on the weighted average number of common shares outstanding during the period. Shares issuable upon exercise of stock options have been excluded in the per share computation because there was a loss for the quarter.

3.   INVENTORIES

     Inventories at December 31, 1993 and October 1, 1993 are summarized as follows (in thousands):


                                 DECEMBER 31,      October 1,
                                    1993              1993
                                 -----------       ----------

     Raw materials               $    23,568       $   26,104
     Work in process                   4,577            4,052
     Finished goods                   45,046           46,609
     Inventory reserve                (5,641)          (6,304)
                                 -----------       ----------
           TOTAL                 $    67,550       $   70,461
                                 ===========       ==========

4.   COMMITMENTS AND CONTINGENCIES

     At October 1, 1993, the Company had a commitment of approximately $31,000,000 under contracts to purchase print engines. As of December 31, 1993 the Company had a commitment of approximately $17,000,000 to purchase print engines under these contracts.

     The Company was contingently liable for approximately $1,319,000 as of December 31, 1993. This was principally the result of letters of credit issued in the normal course of business for the purchase of inventory.

                          QMS, INC. AND SUBSIDIARIES

               COMPUTATION OF EARNINGS (LOSS) PER COMMON SHARE
                                 (Unaudited)


                                                        THREE MONTHS ENDED
                                                     -------------------------
                                                     DECEMBER 31,   JANUARY 1,
  in thousands, except per share amounts                 1993          1993
  --------------------------------------             ------------   ----------
  Net Income (Loss)                                         ($366)      $1,359


  Shares used in this computation:
    Weighted average common shares
      outstanding                                          10,706       10,669

    Shares applicable to stock options, net
      of shares assumed to be purchased
      from proceeds at average market                           0           45
                                                         --------     --------
  Total shares for earnings per common
    share computation (primary)                            10,706       10,714

    Shares applicable to stock options in
    addition to those used in primary
    computation due to the use of period-
    end market price when higher than
    average                                                     0          105
                                                         --------     --------
  Total fully diluted shares                               10,706       10,819
                                                         ========     ========

  Earnings (loss) per common share - primary               ($0.03)       $0.13
                                                         ========     ========

  Earnings (loss) per common share - fully diluted         ($0.03)      $0.013
                                                         ========     ========

                          QMS, INC. AND SUBSIDIARIES

                        PART I. FINANCIAL INFORMATION
               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

________________________________________________________________________________
RESULTS OF OPERATIONS

Net sales in the first quarter of fiscal 1994 (the three months ended December 31, 1993) were $70,654,000, down 8.5% from the $77,273,000 achieved in the first quarter of fiscal 1993 (the three months ended January 1,1993). In the United States, the net sales generated through resellers was $6 million and 33% less in the quarterly year-to-year comparison. The reseller channel is the Company's primary method of distribution in the United States for 4-page per minute and 8-page per minute monochrome laser printers and color thermal transfer printers. New competition in this product class was the primary cause for the lower revenue. Sales through QMS Europe BV, a wholly owned subsidiary with headquarters in The Netherlands, had $3 million less in net sales in the same comparison, approximately 14% less. QMS Europe markets the entire line of QMS non-impact printers. Poor economic conditions in Germany and Great Britain along with new competitive pressures were the principal causes of the
shortfall.   Net sales were up significantly, $3.4 million and 182%, in QMS
Japan Inc., the Company's wholly owned Japanese subsidiary. These increases were primarily attributable to new products made available during the quarter which support the special Japanese language requirements.

Gross profit dollars were down in the first quarter of fiscal 1994 by $2.1 million when compared to the first quarter of fiscal 1993, substantially all of which was due to the revenue shortfall. The gross profit as a percentage of sales was 33.7% in the fiscal 1994 first quarter compared to 33.6% in the first quarter of fiscal 1993.

Operating expenses were 2.6% lower in the first quarter of fiscal 1994 compared to the first quarter of fiscal 1993. Compared to the fourth quarter of fiscal 1993, operating expenses were 15% lower in the first quarter of fiscal 1994. The Company implemented cost reduction measures in the fourth quarter of fiscal 1993 that resulted in a one-time charge to operating expenses of approximately $3 million and included a reduction in the labor force of about 200 people.
The Company intends to continue to closely monitor and manage the expense structure.

The other income (expense) was impacted by foreign exchange translation. The negative impacts came from the translation of balance sheet elements that were denominated in foreign currencies, primarily European currencies. Interest expense was greater in the first quarter of fiscal 1994 due to greater borrowings on the Company's revolving credit agreement.

The Company's effective tax rate was 31% in the first quarter of fiscal 1994 compared to 33% in the first quarter of fiscal 1993. The effective tax rate for the full fiscal year 1993 was 31%.

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of fiscal 1994 the Company's financing came principally from operations, credit line borrowings and capital leases. The Company's net working capital was $76.5 million at December 31,1993, down from $78.4 million at October 1,1993. The current ratio was 2.62 at the end of the first fiscal quarter, down from 2.82 at the end of the 1993 fiscal year. The Company was not in compliance with certain of its revolving credit agreement covenants at the end of the first quarter of fiscal 1994, and has received a waiver of the non-compliance. Despite losses in four of the last six quarters, the Company has been able to maintain balance sheet strength.

Management believes that the Company's continuing working capital and capital expenditure needs will be met by cash flow from operations and by the secured revolving credit agreement. However, unless the Company is able to restore profitability, further waivers from its bank lenders may be necessary to continue to borrow under the Company's revolving credit agreement. Although management believes the Company's relationship with its lenders is good, future waivers from the lenders, if necessary, will depend on the Company's performance.

                           QMS, INC. AND SUBSIDIARIES

                          PART II - OTHER INFORMATION
________________________________________________________________________________

ITEM 1 - LEGAL PROCEEDINGS - None.

ITEM 2 - CHANGES IN SECURITIES - None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  - None

ITEM 5 - OTHER INFORMATION - None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

  a)  Exhibits - None

  b)  Reports - None

                           QMS, INC. AND SUBSIDIARIES



                                   SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       QMS, INC.
                                       (Registrant)





Date:      February 10, 1993           /s/  CHARLES D. DALEY
                                       _________________________________________
                                       CHARLES D. DALEY
                                       Executive Vice President - Finance and
                                         Administration, Chief Financial Officer
                                       (Mr. Daley is the Principal Financial
                                       Officer and has been duly authorized
                                       to sign on behalf of the registrant.)