Form 10-Q
period 1994-04-01
QMS INC
filed 1994-05-13
CIK 710983

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q

(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   APRIL 1, 1994

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ------------------ to ------------------


                          Commission file number 1-9348

                                    QMS, INC.
             (Exact name of registrant as specified in its charter)


           DELAWARE                                63-0737870
(State or other jurisdiction of                 I.R.S. Employer
incorporation or organization)                Identification Number)


     ONE MAGNUM PASS, MOBILE, AL                    36618
(Address of principal executive offices)          (Zip Code)


                 (205) 633-4300
(Registrant's telephone number, including area code)


                                 NOT APPLICABLE
(Former name, former address and former fiscal year, if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes (X) No ( )


     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date 10,707,755 AT APRIL 29, 1994.




                           QMS, INC. AND SUBSIDIARIES



                                      INDEX



PART I - FINANCIAL INFORMATION                               PAGE NUMBER

  Item 1.  Financial Statements
     Condensed Consolidated Balance Sheets
       (unaudited) as of April 1, 1994 and
       October 1, 1993                                          3 - 4
     Condensed Consolidated Statements of Operations
       (unaudited) for the three and six months ended
       April 1, 1994 and April 2, 1993                            5
     Condensed Consolidated Statements of Cash Flows
       (unaudited) for the six months ended
       April 1, 1994 and April 2, 1993                            6
     Notes to Condensed Consolidated Financial Statements
       (unaudited) for the six months ended
       April 1, 1994 and April 2, 1993                            7
     Computation of Earnings Per Common Share                     8

  Item 2.  Management's Discussion and Analysis of Financial
        Condition and Results of Operations                     9 - 10


PART II - OTHER INFORMATION                                    11 - 12

  Item 1.  Legal Proceedings
  Item 2.  Changes in Securities
  Item 3.  Defaults upon Securities
  Item 4.  Submission of Matters to a Vote of Security Holders
  Item 5.  Other Information
  Item 6.  (a)   Exhibits
           (b)   Reports on Form 8 - K

SIGNATURES                                                        13



                           QMS, INC. AND SUBSIDIARIES


                         PART I.  FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS


                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     as of April 1, 1994 and October 1, 1993
                                   (Unaudited)

                                             April 1,     October 1,
in thousands                                   1994          1993

ASSETS

CURRENT ASSETS
   Cash and Cash Equivalents                    $4,642         $3,582
   Trade Receivables (less allowance for
     doubtful accounts of $500 at April
     1994 and $580 at October 1993)             45,192         39,471
   Inventories, Net (Note 3)                    64,840         70,461
   Other, Net                                    5,830          7,806

     Total Current Assets                      120,504        121,320

PROPERTY, PLANT AND EQUIPMENT                   69,176         66,440
   Less Accumulated Depreciation                38,065         33,774

     Property, Plant and Equipment, Net         31,111         32,666

OTHER ASSETS, NET                               16,491         16,231

          TOTAL ASSETS                        $168,106       $170,217

See Notes to Condensed Consolidated Financial Statements





                           QMS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     as of April 1, 1994 and October 1, 1993
                                   (Unaudited)

                                               April 1,       October 1,
in thousands                                     1994            1993

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts and Notes Payable                   $15,263        $11,060
   Other                                         31,093         31,901

     Total Current Liabilities                   46,356         42,961

LONG-TERM DEBT AND CAPITAL LEASE                 35,852         41,527
OBLIGATIONS

COMMITMENTS AND CONTINGENCIES (Note 4)            ----           ----

STOCKHOLDERS' EQUITY                             85,898         85,729

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $168,106       $170,217

See Notes to Condensed Consolidated Financial Statements




                           QMS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE THREE AND SIX MONTHS ENDED APRIL 1, 1994 AND APRIL 2, 1993
                                   (Unaudited)


                                   Three Months Ended     Six Months Ended
                                  April 1,    April 2,   April 1,   April 2,
in thousands, except per share      1994        1993       1994       1993
amounts

NET SALES                          $71,283    $82,491    $141,937   $159,764

COST OF GOODS SOLD                  48,013     54,608      94,835    105,914

GROSS PROFIT                        23,270     27,883      47,102     53,850

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES            21,735     24,053      44,408     47,335

OPERATING INCOME                     1,535      3,830       2,694      6,515

OTHER INCOME (EXPENSE)
     Interest Income                    16        204          33        323
     Interest Expense                 (837)      (808)     (1,709)    (1,627)
     Miscellaneous                      84       (433)       (750)      (390)

          Total Other Expense         (737)    (1,037)     (2,426)    (1,694)

INCOME BEFORE INCOME TAXES             798      2,793         268      4,821

PROVISION FOR INCOME TAXES             247        825          83      1,494

NET INCOME                            $551     $1,968        $185     $3,327

EARNINGS PER COMMON SHARE (Note 2)
     Primary                         $0.05      $0.18       $0.02      $0.31
     Fully Diluted                   $0.05      $0.18       $0.02      $0.31

SHARES USED IN PER SHARE
COMPUTATION (Note 2)
     Primary                        10,735     10,879      10,748     10,797
     Fully Diluted                  10,735     10,879      10,748     10,849

See Notes to Condensed Consolidated Financial Statements



                           QMS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED APRIL 1, 1994 AND APRIL 2, 1993
                                   (Unaudited)

                                                      April 1,   April 2,
in thousands                                            1994       1993

Cash Flows from Operating Activities:
 Net Income                                               $185      $3,327
Adjustments to Reconcile Net Income to Net Cash
Provided by (Used in) Operating Activities:
 Depreciation of Property, Plant and Equipment           4,683       4,451
 Amortization of Capitalized and Deferred
  Software                                               3,901       3,921
 Provision for Losses on Inventory                       2,887        (591)
 Other                                                     180         179
Changes in Assets and Liabilities that provided
(used) cash:
 Trade Receivables                                      (5,804)     (4,921)
 Inventories                                             2,737      (1,210)
 Accounts Payable                                        4,203       4,086
 Income Tax Payable                                        571        (184)
 Other                                                     292      (1,466)
   Net Cash Provided by Operating Activities            13,835       7,592

Cash Flows from Investing Activities:
 Purchase of Property, Plant and Equipment              (3,331)     (3,900)
 Additions to Capitalized and Deferred
  Software Costs                                        (3,977)     (4,625)
 Other                                                     102        (219)
   Net Cash Used in Investing Activities                (7,206)     (8,744)

Cash Flows from Financing Activities:
 Payments of Long-Term Debt, including Current
  Maturities                                            (5,442)     (2,185)
 Purchase of Treasury Stock                                  0        (151)
 Proceeds from Stock Options Exercised                      19         315
 Other                                                    (112)       (527)
   Net Cash Used in Financing Activities                (5,535)     (2,548)

Effect of Exchange Rate Changes on Cash                    (34)       (315)
Net Change in Cash and Cash Equivalents                   1,060     (4,015)
Cash and Cash Equivalents at Beginning of Period          3,582       8,086
Cash and Cash Equivalents at End of Period               $4,642      $4,071

See Notes to Condensed Consolidated Financial Statements



                           QMS, INC. AND SUBSIDIARIES


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE SIX MONTHS ENDED APRIL 1, 1994 AND APRIL 2, 1993

                                   (Unaudited)

1. MANAGEMENT OPINION

   In the opinion of management, the condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of April 1, 1994 and October 1, 1993 and the results of operations and changes in cash flows for the six months ended April 1, 1994 and April 2, 1993. The results of operations for the six months ended April 1, 1994 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 1994.

2. EARNINGS PER COMMON SHARE

   The computation of earnings per common share is based on the weighted average number of common shares outstanding during the period. Shares issuable upon exercise of stock options have been included in the per share computation because the effect is dilutive.

3. INVENTORIES

   Inventories at April 1, 1994 and October 1, 1993 are summarized as follows (in thousands):


                                    APRIL 1,      October 1,
                                      1994           1993

     Raw materials                  $21,849       $26,104
     Work in process                  4,257         4,052
     Finished goods                  44,999        46,609
     Inventory reserve               (6,265)       (6,304)
                                     ------        ------
          TOTAL                     $64,840       $70,461
                                     ======        ======


4. COMMITMENTS AND CONTINGENCIES

   At October 1, 1993, the Company had a commitment of approximately $31,000,000 under contracts to purchase print engines. As of April 1, 1994 the Company had a commitment of approximately $18,000,000 to purchase print engines under purchase contracts.

   The Company was contingently liable for approximately $2,611,000 as of April 1, 1994. This was principally the result of letters of credit issued in the normal course of business for the purchase of inventory.


                           QMS, INC. AND SUBSIDIARIES

                 COMPUTATION OF EARNINGS (LOSS) PER COMMON SHARE
                                   (Unaudited)


                                          Three Months         Six Months
                                             Ended                Ended
                                         April    April      April     April
                                           1,       2,         1,        2,
in thousands, except per share amounts    1994     1993       1994      1993

Net Income                                $551    $1,968      $185     $3,327


Shares used in this computation:
   Weighted average common shares
   outstanding                           10,707   10,685     10,706    10,677

   Shares applicable to stock options,
   net of shares assumed to be
   purchased from proceeds at average        28      194         42       120
   market

Total shares for earnings per common
share computation (primary)              10,735   10,879     10,748    10,797

   Shares applicable to stock options
   in addition to those used in primary
   computation due to the use of period-
   end market price when higher than
   average                                    0        0          0        52

Total fully diluted shares               10,735   10,879     10,748    10,849


Earnings per common share - primary       $0.05    $0.18      $0.02     $0.31


Earnings  per  common  share - fully      $0.05    $0.18      $0.02     $0.31
diluted



                           QMS, INC. AND SUBSIDIARIES

                          PART I. FINANCIAL INFORMATION
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Table 1:  Net Sales Comparisons for Key Channels
                                 of Distribution

              Quarter Ended April 1, 1994      Six Months Ended April 1, 1994

    (000)       1994    1993   difference        1994     1993    difference

U.S. Direct    $10,404  $7,950      $2,454      $20,976  $17,736      $3,240
U.S. Reseller    7,413  17,559     (10,146)      19,557   35,806     (16,249)
QMS Europe      19,675  26,279      (6,604)      38,830   49,321     (10,491)
QMS Japan        7,465   4,190       3,275       12,722    6,052       6,670
All Other       26,326  26,513        (187)      49,852   50,849        (997)

    Total      $71,283 $82,491    ($11,208)    $141,937 $159,764    ($17,827)

Net sales for the second fiscal quarter of 1994 declined 13.6% from the record net sales of the corresponding fiscal quarter of 1993. The significant sales differences by key distribution channels in the second quarter of fiscal 1994 (the three months ended April 1, 1994) compared to the second quarter of fiscal 1993 (the three months ended April 2, 1993) and the six-month periods ending on the same dates, respectively, are shown in Table 1 above. In both comparisons, fiscal 1994 sales through the United States reseller channel and in Europe are well below the fiscal 1993 net sales achievement. The United States reseller channel is the Company's primary method of distribution for 4-page per minute and 8-page per minute monochrome laser printers and also color thermal transfer printers; new competition in this product class is the primary cause of the lower net sales. In Europe, net sales are primarily generated from the low end of the Company's product offering which is sold through distributors. Competitive pressures and poor economic conditions were the principal causes of the net sales decline in Europe. The United States direct channel is the Company's primary method of distribution for the higher end of the Company's product offerings to major corporate accounts. The net sales improvements in the United States direct channel can be attributed to sales of two new products introduced for the channel, the QMS4525 and the ColorScript Laser 1000, and also to increases in the sales of the QMS3225, QMS2025 and QMS1725; all of these are higher end products sold through the channel. The QMS Japan increased revenue came from significant improvements in the sales of the QMS860, an 8-page per minute printer with large sheet printing capability, which supports Japanese language requirements. QMS Japan has also realized notable sales gains in the ColorScript Laser 1000, the QMS1725, the QMS3225, and in the after-market supplies business.

Gross profit as a percentage of sales declined from 33.8% to 32.6% in the three-month comparison and from 33.7% to 33.2% in the six-month comparison. In both comparisons, the decline is primarily attributable to lower overall volume, which results in an inability to absorb fixed manufacturing costs. The Company has reduced the total costs associated with product procurement and conversion to finished goods but such expense reduction has not been enough to offset the lower volume. If increases in volume and additional cost reductions are achieved as planned, then improvements in the gross profit percentage could occur.

Operating expenses were managed down in both the second quarter comparison and in the six-month comparison; the expenses were 9.6% less in the three-month comparison and they were 6.2% less in the six-month comparison. The Company implemented cost reduction measures in the fourth quarter of fiscal 1993 that included a reduction in the labor force of about 200 people. The Company intends to continue to place significant emphasis on operating expense containment.

In the other income (expense) category, a net expense decrease of $300,000 was experienced in the three-month comparison and a net expense increase of $732,000 was experienced in the six-month comparison. In both comparisons, the differences come primarily from changes in translation of balance sheet elements that were denominated in foreign currencies.

The Company's effective tax rate was 31% in the second quarter of fiscal 1994 compared to 29.5% in the second quarter of fiscal 1993. The effective tax rate for the full fiscal year 1993 was 31%.


LIQUIDITY AND CAPITAL RESOURCES

During the second quarter of fiscal 1994, the Company's financing came principally from operations and borrowings under its secured revolving credit agreement. During the second quarter, the Company reached agreement with its banking partners on an extension of the secured revolving credit agreement to January 1996. The agreement provides for up to $30,000,000 in borrowing capacity determined by a borrowing base calculated from certain levels of working capital. At April 1, 1994, borrowing capacity totaled $29.9 million and the Company had borrowings of $21.9 million compared to borrowings of $25.5 million at October 1,1993. Additionally, $7.5 million in borrowing capacity is available, also based on a borrowing base calculated from certain levels of working capital. The additional line will be reviewed for renewal in June 1994, on a one-year basis. The Company was not in compliance with certain of its revolving credit agreement covenants at the end of the second quarter of fiscal 1994, but has received a waiver of the non-compliance.

During the first six months of fiscal 1994, the Company has reduced inventory levels by nearly 8% from $70.5 million to $64.8 million and has reduced total long-term debt by $5.7 million or about 14%. The long-term debt to equity ratio has improved from 48% at October 1, 1993 to 42% at April 1, 1994.

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

                           PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS - None.


ITEM 2 - CHANGES IN SECURITIES - None.


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES - None.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   The Company's Annual Meeting of Stockholders was held on January 25, 1994. The results of the voting on the election of directors were as follows:

   Nominee                        For            Against          Withheld

Donald L. Parker, Ph.D.        9,091,496            0              556,521
Jack R. Altherr                9,087,642            0              560,375
G. William Speer, Esq.         9,082,946            0              565,071


   The results of the voting to approve an amendment to increase the aggregate number of shares of the Company's Common Stock that may be issued pursuant to the Company's 1987 Stock Option Plan from 1,400,000 to 1,900,000 were as follows:

                                                               Broker
        For             Against             Abstain           Non-Votes

     4,260,119         2,002,971            126,422           3,258,505


   The results of the voting to adopt the QMS, Inc. Stock Option Plan for Directors were as follows:

                                                               Broker
        For             Against             Abstain           Non-Votes

     4,911,788         1,314,285            126,264           3,295,680


   Accordingly, all nominees for the Board of Directors were elected, the amendment to the Company's Stock Option Plan was approved and the QMS, Inc. Stock Option Plan for Directors was adopted.


ITEM 5 - OTHER INFORMATION - None.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

   a)  Exhibits:

Exhibit
Number     Description

10(f)(xi)  Waiver Agreement dated as of February 25, 1994 waiving certain provisions of the Note Agreement dated March 15, 1988.(1)

10(g)(xv)  Fourth Amendment to Amended and Restated Secured Revolving Credit
           Agreement dated April 22, 1994.(2)

10(l)(v) Waiver Agreement dated as of February 25, 1994 waiving certain provisions of the Note Agreement dated June 30, 1993.(3)


   b)  Reports - None.


                           QMS, INC. AND SUBSIDIARIES



                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                               QMS, INC.
                               (Registrant)





Date:  May 12, 1994           /s/Charles D. Daley
                              CHARLES D. DALEY
                                 Executive Vice President - Finance and
                              Administration, Chief Financial Officer
                              (Mr. Daley is the Principal Financial Officer and
                              has been duly authorized to sign on behalf of the
                              registrant.)

_______________________________
(1)Incorporated herein by reference to exhibit of same number in Registrant's quarterly report on Form 10-Q for the quarter ended April 1, 1988 (Commission File No. 1-9348).
(2)Incorporated herein by reference to exhibit of same number in Registrant's annual report on Form 10-K for the fiscal year ended October 2, 1992 (Commission File No. 1-9348).
(3)Incorporated herein by reference to exhibit of same number in Registrant's quarterly report on Form 10-Q for the quarter ended July 1, 1993 (Commission File No. 1-9348).