Form 10-K/A
period 1993-10-01
QMS INC
filed 1994-06-29
CIK 710983

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
(Mark One)
(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REMITTED WITH FORM 10-K]
     FOR THE FISCAL YEAR ENDED OCTOBER 1, 1993

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     FOR THE TRANSITION PERIOD FROM -------------- TO --------------

                         Commission File Number:  1-9348

                                    QMS, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                   63-0737870
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                   Identification No.)

  One Magnum Pass, Mobile, Alabama                          36618
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:      (205) 633-4300

Securities registered pursuant to Section 12(b) of the Act:

                                              Name of Each Exchange
  Title of Each Class                         on Which Registered

   Common Stock, $.01                        New York Stock Exchange
   par value per share

 Rights to purchase shares of Series A
 Participating Preferred Stock               New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes (XX)   No (  )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

Aggregate market value of the voting stock held by non-affiliates of the registrant as of November 29, 1993: approximately $99,392,000.

Number of shares of Common Stock outstanding as of November 29, 1993:
10,700,457.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's 1993 Annual Report to Stockholders are incorporated by reference into Part II. Portions of the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held January 25, 1994 are incorporated by reference into Part III.




                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                 --------------


                                    FORM 11-K



                                  ANNUAL REPORT
                       FILED PURSUANT TO SECTION 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934




(MARK ONE)

(X) ANNUAL REPORT PURSUANT TO SECTION 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993.


                                  OR


( ) TRANSITION REPORT PURSUANT TO SECTION 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE TRANSITION PERIOD FROM ----------- TO -----------.

COMMISSION FILE NUMBER 1-9348





                    QMS INC. CASH OR DEFERRED RETIREMENT PLAN



                                    QMS, INC.
                                 ONE MAGNUM PASS
                             MOBILE, ALABAMA  36618




                              FINANCIAL STATEMENTS



     The following financial statements of the Plan are filed with this Report:



          *  Independent Auditors' Report

          * Statements of Net Assets Available for Benefits, December 31, 1993 and 1992

          * Statements of Changes in Net Assets Available for Benefits Years Ended December 31, 1993, 1992 and 1991

          *  Notes to Financial Statements

          *  Supplemental Schedules:

             -  Assets Held for Investment Purposes, December 31, 1993.

             -  Reportable  Transactions  -  Single  Transactions,  Year   Ended
                 December 31, 1993

             -  Reportable  Transactions - Transactions Involving Securities  of
                 the Same Issue, Year Ended December 31, 1993

          * The written consent of Deloitte & Touche with respect to the 1993 plan annual financial statements is included herein as Exhibit 1.




QMS, INC. CASH OR DEFERRED
RETIREMENT PLAN


Statements of Net Assets Available for Benefits as of December 31, 1993, and 1992, and Related
Statements of Changes in Net Assets Available for Benefits for Each of the Three Years in the Period Ended December 31, 1993, Additional
Information (Supplemental Schedules) and
Independent Auditors' Report




QMS, INC. CASH OR DEFERRED RETIREMENT PLAN


TABLE OF CONTENTS


                                                                      PAGE

INDEPENDENT AUDITORS' REPORT                                           1

FINANCIAL STATEMENTS:

   Statements of Net Assets Available for Benefits,
      December 31, 1993 and 1992                                       2


   Statements of Net Assets Available for Benefits,
      Years Ended December 31, 1993, 1992, and 1991                    3


   Notes to Financial Statements                                      4-6


SUPPLEMENTAL SCHEDULES:


   Item 27a-Schedule of Assets Held for Investment Purposes,
       December 31, 1993                                               7


   Item 27d-Schedule of Reportable Transactions, Year Ended
       December 31, 1993                                              8-9




INDEPENDENT AUDITORS' REPORT



Plan Administrator
QMS, Inc. Cash or Deferred Retirement Plan:


We have audited the accompanying statements of net assets available for benefits of the QMS, Inc. Cash or Deferred Retirement Plan as of December 31, 1993 and 1992, and the related statements of changes in net assets available for benefits for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan at December 31, 1993 and 1992, and the changes in its net assets available for benefits for the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information by fund is presented for the purpose of additional analysis of the basic financial statements rather than to present information regarding the net assets available for benefits and changes in net assets available for benefits of the individual funds, and is not a required part of the basic financial statements. Further, the accompanying supplemental schedules of (1) Item 27a-Schedule of Assets Held for Investment Purposes, December 31, 1993, and (2) Item 27d-Schedule of Reportable Transactions, Year Ended December 31, 1993, are presented for the purpose of additional analysis and are not a required part of the basic financial statements, but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. Such supplemental information by fund and such supplemental schedules are the responsibility of the Plan's management and have been subjected to the auditing procedures applied in our audit of the basic 1993 financial statements and, in our opinion, are fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.

As discussed in Note 2 to the financial statements, the Plan changed its method of accounting for benefits payable to participants who have withdrawn from participation in the Plan.


/s/DELOITTE & TOUCHE
DELOITTE & TOUCHE
MOBILE, ALABAMA


June 10, 1994




QMS, INC. CASH OR DEFERRED RETIREMENT PLAN

STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS
DECEMBER 31, 1993 AND 1992


                                      1993
                        SUPPLEMENTAL INFORMATION BY FUND


                                                                        1993
                           RETIREMENT  CORPORATE   COMPANY             TOTAL
                          PRESERVATION   BOND      STOCK    CAPITAL    FUNDS
ASSETS


INVESTMENTS-at current
 quoted market value:
 Merrill Lynch Retirement
  Preservation Trust     $ 4,323,818                                $ 4,323,818
 AmSouth Money Market
   Funds
 Merrill Lynch Corporate
  Bond Fund Investment
  Grade Class A                      $ 4,423                              4,423
 Merrill Lynch Capital
  Fund Class A                                           $5,763,863   5,763,863
 AmSouth Collective
   Investment
  Trust Variable Income
   Fund
 ASO Outlook Group
  Equity Fund
 QMS, Inc. stock                              $1,535,144               1,535,144
                          ----------  -------  ---------    ---------- --------
Total Investments           4,323,818   4,423  1,535,144  5,763,863   11,627,248

EMPLOYER
 CONTRIBUTIONS
 RECEIVABLE                   350,452  14,336    185,108    496,241    1,046,137

OTHER RECEIVABLES              96,366   1,733     57,725    132,358      288,182
                             -------- --------  --------- ---------   --------
TOTAL ASSETS              $ 4,770,636 $20,492 $1,777,977 $6,392,462  $12,961,567

LIABILITIES - DUE
 TO TERMINATED EMPLOYEES    --------  ---------  ---------  --------  ----------

NET ASSETS AVAILABLE
 FOR BENEFITS             $ 4,770,636 $20,492 $1,777,977 $6,392,462  $12,961,567



                                      1993
                        SUPPLEMENTAL INFORMATION BY FUND
                                     (CON'T)


                                      1992
                                      TOTAL
                                      FUNDS
ASSETS


INVESTMENTS-at current
 quoted market value:
 Merrill Lynch Retirement
  Preservation Trust
 AmSouth Money Market Funds        $ 753,993
 Merrill Lynch Corporate
  Bond Fund Investment
  Grade Class A
 Merrill Lynch Capital
  Fund Class A
 AmSouth Collective Investment
  Trust Variable Income Fund       3,321,715
 ASO Outlook Group
  Equity Fund                      3,170,008
 QMS, Inc. stock                   2,041,918
                                   ----------
Total Investments                  9,287,634

EMPLOYER
 CONTRIBUTIONS
 RECEIVABLE                        1,029,391

OTHER RECEIVABLES                    226,128
                                    ----------
TOTAL ASSETS                      10,543,153

LIABILITIES - DUE
 TO TERMINATED EMPLOYEES             481,230
                                   ----------
NET ASSETS AVAILABLE
 FOR BENEFITS                    $10,061,923
                                   ===========


See notes to financial statements.




QMS, INC. CASH OR DEFERRED RETIREMENT PLAN

STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991


                                      1993
                        SUPPLEMENTAL INFORMATION BY FUND


                                     AMSOUTH


                                                                      BENEFIT
                        VARIABLE   DIVERSIFIED  COMPANY     MONEY     DISTRI-
INCREASES:               INCOME       STOCK      STOCK      MARKET    BUTION

Contributions:
 Participants          $  515,007   $ 733,806  $ 334,029   $ 162,865   $ (318)
 Employer
                        --------    --------   --------     -------   --------
Total contributions       515,007     733,806    334,029     162,865     (318)
                         --------    --------   --------    --------   --------
Investment income
 (expense):
   Interest                94,779      29,460      1,594      15,168      221
   Dividends                           70,385
                         --------    --------   --------    --------   --------
Total investment income    94,779      99,845      1,594      15,168      221
 (expense)               --------    --------   --------    --------
Net appreciation
 (depreciation)
 in fair value of
 investments              106,649     576,447   (347,992)
Miscellaneous receipts
                         --------    --------   --------    --------   --------
Total increase
 (decrease)               716,435   1,410,098    (12,369)    178,033      (97)
                         --------   ---------   --------    --------

DECREASES:
Benefit payments(Note 2)  323,860     512,278    102,654      57,950
Plan assets due terminated
 employees - net (Note 2)
Noncash distributions                            136,093
                         --------   ---------   --------    --------
Total decreases           323,860     512,278    238,747      57,950
                         --------   ---------   --------    --------
INTERFUND TRANSFERS      (386,908)    982,320   (277,053)   (317,931)    (428)
                         --------   ---------  ---------    --------   --------

NET INCREASE (DECREASE)
 BEFORE CUMULATIVE EFFECT
 OF CHANGE IN ACCOUNTING
 PRINCIPLE                  5,667   1,880,140   (528,169)   (197,848)    (525)

CUMULATIVE EFFECT OF CHANGE
 IN ACCOUNTING PRINCIPLE
 (Note 2)                  97,251     229,370    138,808      15,801
                        ---------   ---------  ---------   ---------   --------

NET INCREASE (DECREASE)   102,918   2,109,510   (389,361)   (182,047)    (525)

TRANSFERS BETWEEN
 TRUSTEES              (3,770,413) (5,688,278) (1,757,763)  (485,964)

NET ASSETS AVAILABLE
 FOR BENEFITS:
Beginning of Year       3,667,495   3,578,768  2,147,124     668,011      525
                        ---------   ---------  ----------   --------   -------

End of Year            $        0   $       0  $       0   $       0   $      0
                        =========   =========   =========  =========   ========


See note to financial statements



                                      1993
                        SUPPLEMENTAL INFORMATION BY FUND
                                     (CON'T)

                                  MERRILL LYNCH


                                             RETIREMENT    CORPORATE   COMPANY
INCREASES:                   PRESERVATION      BOND         STOCK      CAPITAL

Contributions:
 Participants              $    119,969     $  6,181   $    71,195   $165,817
 Employer                       350,452       14,336       185,108    496,240
                               --------      --------      --------   -------
Total contributions             470,421       20,517       256,303    662,057
                               --------      --------      --------  --------
Investment income
 (expense):
   Interest                      43,838            4
   Dividends                                                          215,416
                               --------      --------                 --------
Total investment income          43,838            4                  215,416
 (expense)                     --------      --------                 --------
Net appreciation
 (depreciation)
 in fair value of
 investments                                     (29)     (236,089)  (173,289)
Miscellaneous receipts
                               --------      --------      --------   --------
Total increase
 (decrease)                     514,259       20,492        20,214    704,184
                               --------      ---------     --------   --------
DECREASES:
Benefit payments(Note 2)
Plan assets due terminated
 employees - net (Note 2)
Noncash distributions

Total decreases

INTERFUND TRANSFERS

NET INCREASE (DECREASE)
 BEFORE CUMULATIVE EFFECT
 OF CHANGE IN ACCOUNTING
 PRINCIPLE                      514,259       20,492        20,214    704,184

CUMULATIVE EFFECT OF CHANGE
 IN ACCOUNTING PRINCIPLE
 (Note 2)
                              ---------     ---------    ---------   --------

NET INCREASE (DECREASE)         514,259       20,492        20,214    704,184

TRANSFERS BETWEEN
 TRUSTEES                     4,256,377                  1,757,763  5,688,278

NET ASSETS AVAILABLE
 FOR BENEFITS:
Beginning of Year
                               ---------     ---------   ----------   --------

End of Year                  $4,770,636      $ 20,492  $ 1,777,977 $6,392,462
                              =========      ========   ==========  =========


See note to financial statements.





                                      1993
                        SUPPLEMENTAL INFORMATION BY FUND
                                     (CON'T)



                                      1993             1992          1991
                                      TOTAL            TOTAL         TOTAL
INCREASES:                            FUNDS            FUNDS         FUNDS
Contributions:
 Participants                     $ 2,108,551      $ 2,192,226    $ 1,898,547
 Employer                           1,046,136        1,029,391        914,461
                                   ----------       ----------     ----------
Total contributions                 3,154,687        3,221,617      2,813,008
                                   ----------      -----------     ----------
Investment income (expense):
 Interest                             185,064          239,668        216,036
 Dividends                            285,801          179,479         80,284
                                  -----------      -----------      ---------
Total investment income               470,865          419,147        296,320
 (expense)                        -----------      -----------      ---------
Net appreciation
(depreciation)
 in fair value of
  investments                         (74,303)         365,588         52,298
Miscellaneous receipts                                     146          3,686
                                   -----------      -----------     ---------
Total increase  (decrease)           3,551,249       4,006,498      3,165,312
                                   -----------      -----------     ---------

DECREASES:
Benefit payments (Note 2)              996,742       1,219,611        548,856
Plan assets due terminated                             242,452          4,062
 employees - net (Note 2)
Noncash distributions                  136,093         243,763         83,019
                                   -----------      -----------      ---------
Total decreases                      1,132,835       1,705,826        635,937
                                   -----------      -----------      ---------
INTERFUND TRANSFERS


NET INCREASE (DECREASE)
 BEFORE CUMULATIVE EFFECT
 OF CHANGE IN ACCOUNTING
 PRINCIPLE                           2,418,414       2,300,672      2,529,375

CUMULATIVE EFFECT OF CHANGE
 IN ACCOUNTING PRINCIPLE
 (Note 2)                              481,230
                                    ------------    ----------      ---------

NET INCREASE (DECREASE)              2,899,644       2,300,672      2,529,375

TRANSFERS BETWEEN TRUSTEES

NET ASSETS AVAILABLE FOR
 BENEFITS:
Beginning of Year                   10,061,923       7,761,251      5,231,876
                                    -----------     -----------    ----------

End of Year                        $12,961,567     $10,061,923    $ 7,761,251
                                   ===========     ===========     ==========


See note to financial statements




QMS, INC. CASH OR DEFERRED RETIREMENT PLAN

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The financial statements of QMS, Inc. Cash or Deferred Retirement Plan (the "Plan") are prepared on the accrual basis of accounting. Expenses of the Plan are paid by QMS, Inc. (the "Company").

     Investments of the Plan are stated at current quoted market value as determined by the Plan's trustee.

     Gain or loss from sale of investments is computed on the identified fair value of the investment as of the beginning of the year in which the investment is sold.


2.   CHANGE IN ACCOUNTING PRINCIPLE

     In 1993, the Plan changed its method of accounting for benefits payable to comply with the 1993 AICPA Audit and Accounting Guide, Audits of Employee Benefit Plans. The new guidance requires that benefits payable to persons who have withdrawn from participation in a defined contribution plan be disclosed in the footnotes to the financial statements rather than be recorded as a liability of the Plan. As of December 31, 1993, net assets available for benefits included benefits of $1,182,433 due to participants who have withdrawn from participation in the Plan.


3.   PLAN ADMINISTRATION

     The general administration of the Plan is the responsibility of the administrator appointed by the Board of Directors of the Company.

     Plan assets are held in trust funds which are managed by Merrill Lynch.


4.   DESCRIPTION OF THE PLAN

     The following brief description of the Plan is provided for general information purposes only. Participants should refer to the Plan document for more complete information.

     The Plan was approved by the Board of Directors of the Company on February 20, 1987. A registration statement filed with the Securities and Exchange Commission on Form S-8 became effective on March 15, 1987.

     A summary of the major provision of the Plan is as follows:

     * Any employee of the Company or its wholly-owned domestic subsidiaries who has completed one year of employment in which there is no less than one thousand (1,000) hours of service may elect to become a member of the Plan on January 1 and July 1 in each plan year coincident with or next following the completion of such service should his/her entry date be prior to September 30, 1989. Employees whose entry dates are subsequent to September 30, 1989, must complete five hundred (500) hours of service in a six-month period; such employees are eligible to participate in the Plan on January 1, April 1, July 1 and October 1 in each plan year.

     *    The provisions of the Plan allow each participant to make two types of
          contributions--tax-deferred  contributions   and/or   nondeductible
          contributions.

     * Plan participants may elect to contribute from 1% to 19% of annual salary to the Plan. Each employee may contribute a tax-deferred amount not to exceed 10% of his/her annual salary for the plan year. In addition, each employee may contribute a non-tax deferred amount up to the aggregate of 9% of his/her salary for the plan year. Elective deferrals are subject to a government imposed limit in any one taxable year. For 1993, the limit was $8,994. The Company matches employee tax deferred contributions in varying percentages with a maximum of 3.5% of an employee's annual salary.

     * During 1993, the Plan changed Trustees. As a result, the plan assets were transferred from AmSouth to Merrill Lynch. At December 31, 1993, the employee's interest in the Plan is represented primarily by four funds as follows:

          (1) The RETIREMENT PRESERVATION FUND is to be invested in guaranteed investment contracts and other instruments that are intended to produce income, with a relatively low risk of loss of principal.

          (2) The CORPORATE BOND FUND is to be invested in long-term corporate bonds.

          (3) The CAPITAL FUND is to be invested primarily in equity securities but at any given time may be invested in corporate bonds or money market securities.

          (4) The COMPANY STOCK FUND is to be invested in Qualifying Employer Securities (as defined in the Trust Agreement) which are expected to consist principally of shares of common stock of the Company, for the purpose of allowing members to acquire a proprietary interest in the Company.

     * Employees will be entitled to the full value of their accrued benefits upon termination of employment, retirement due to disability or the attainment of age 55 or older, or death. At the election of the member, payment is to be made in either a single lump sum cash payment or in annual or more frequent installments over a period not exceeding ten years.

     * Hardship distributions of part or all of that portion of a member's employee deferred account consisting of Plan sponsor contributions (but not earnings thereon) may be allowed by the Plan Administrator before the member's termination of employment, retirement, disability or death. Any withdrawal from the Plan may subject the member to adverse income tax consequences.

     QMS, Inc. reserves the right at any time to modify, amend or terminate the Plan or the trust in whole or in part. If the Plan is terminated in whole or in part, the employees shall be fully vested. Upon the Plan's termination, all of its assets are to be used solely for the benefit of the members and their beneficiaries. The Plan is not insured so as to provide guaranteed benefits in the event of termination of the Plan.

5.   TAX STATUS

     The Internal Revenue Service has determined and informed the Company by a letter dated September 26, 1991, that the Plan and related trust are designed in accordance with applicable sections of the Internal Revenue Code (IRC). The Plan has been amended since receiving the determination letter. However, the Plan administrator and the Plan's tax counsel believe that the Plan is designed and is currently being operated in compliance with the applicable requirements of the IRC.

6.   PLAN AMENDMENTS

     There were several amendments to the Plan during 1993, the most significant of which are as follows:

  * Effective January 1, 1994, participants may begin participating in the Plan on the first day of the month following their completion of 500 hours of service in a six consecutive month period.

  * Effective January 1, 1994, the matching formula permits the Board of Directors to determine, at its discretion, the level of contribution to be made. In the event the Board does not establish formula percentages prior to the beginning of each Plan year, the Plan has a default formula which is identical to the matching formula in the current Plan document.

  *  Effective  January 1, 1994, Section 6 of the Plan provides for Plan  loans.
     The Plan restricts loans to a $500 minimum and provides that the Plan Administrator may uniformly and in a nondiscriminatory manner restrict the number of outstanding loans per member.




QMS, INC. CASH OR DEFERRED RETIREMENT PLAN

ITEM 27A - SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
DECEMBER 31, 1993


COLUMN       COLUMN                   COLUMN               COLUMN     COLUMN
   A            B                        C                   D           E

                                  DESCRIPTION OF
       IDENTITY OF ISSUE       INVESTMENT, INCLUDING
       BORROWER, LESSOR,        MATURITY DATE, RATE
       OR SIMILAR PARTY       OF INTEREST, COLLATERAL,                CURRENT
                               PAR OR MATURITY VALUE        COST       VALUE



  *      Merrill Lynch    Merrill Lynch Retirement
                              Preservation Trust        $4,323,818  $4,323,818

  *      Merrill Lynch    Merrill Lynch Corporate
                           Bond Fund Investment Grade
                           Class A 369.5234 units            4,453       4,423

  *      Merrill Lynch    Merrill Lynch Capital Fund
                           Class A Equity Fund-
                           206,073.0399 units            5,937,152   5,763,863

  *      QMS, Inc.        QMS, Inc. 170,572 shares-
                           $.01 par                      1,828,820   1,535,144
                                                        ----------  ----------
                                                       $12,094,243 $11,627,248

  *   Party-in-Interest.




QMS, INC. CASH OR DEFERRED RETIREMENT PLAN

ITEM 27D - SCHEDULE OF REPORTABLE TRANSACTIONS
YEAR ENDED DECEMBER 31, 1993


SINGLE TRANSACTIONS INVOLVING AN AMOUNT IN EXCESS
OF 5 PERCENT OF THE CURRENT VALUE OF PLAN ASSETS:


   COLUMN A              COLUMN B        COLUMN C       COLUMN D     COLUMN G

IDENTITY OF PARTY      DESCRIPTION       PURCHASE       SELLING      COST OF
   INVOLVED             OF ASSET          PRICE          PRICE        ASSET


AmSouth Bank, N.A.   AmSouth Collective
                      Investment        $  530,000
                      Trust Variable
                      Income Fund

AmSouth Bank, N.A.   AmSouth Collective
                      Investment                       $ 3,723,596  $ 3,628,153
                      Trust Variable
                      Income Fund

AmSouth Bank, N.A.   AmSouth Prime                         485,964      485,964
                      Obligation Fund

AmSouth Bank, N.A.   AmSouth Prime                       3,763,307    3,763,307
                      Obligation Fund

AmSouth Bank, N.A.   AmSouth Equity Fund                 5,394,688    4,837,380

AmSouth Bank, N.A.   AmSouth Prime                         547,808      547,808
                      Obligation Fund

AmSouth Bank, N.A.   AmSouth Prime       3,722,602

Merrill Lynch        Merrill Lynch       5,688,278
                      Capital Fund
                      Class A

Merrill Lynch        Merrill Lynch       4,256,377
                      Retirement
                      Preservation
                      Trust



QMS, INC. CASH OR DEFERRED RETIREMENT PLAN

ITEM 27D - SCHEDULE OF REPORTABLE TRANSACTIONS
YEAR ENDED DECEMBER 31, 1993


SINGLE TRANSACTIONS INVOLVING AN AMOUNT IN EXCESS
OF 5 PERCENT OF THE CURRENT VALUE OF PLAN ASSETS:
                         (CON'T)


   COLUMN A              COLUMN B             COLUMN H               COLUMN I

IDENTITY OF PARTY      DESCRIPTION         CURRENT VALUE               NET
   INVOLVED             OF ASSET            OF ASSET ON                GAIN
                                            TRANSACTION                 OR
                                               DATE                   (LOSS)


AmSouth Bank, N.A.   AmSouth Collective
                      Investment             $   530,000
                      Trust Variable
                      Income Fund

AmSouth Bank, N.A.   AmSouth Collective
                      Investment               3,723,596            $  95,443
                      Trust Variable
                      Income Fund

AmSouth Bank, N.A.   AmSouth Prime               485,964
                      Obligation Fund

AmSouth Bank, N.A.   AmSouth Prime              3,763,308
                      Obligation Fund

AmSouth Bank, N.A.   AmSouth Equity Fund        5,394,688             557,308

AmSouth Bank, N.A.   AmSouth Prime                547,808
                      Obligation Fund

AmSouth Bank, N.A.   AmSouth Prime              3,722,602

Merrill Lynch        Merrill Lynch
                      Capital                   5,512,971
                      Fund Class A

Merrill Lynch        Merrill Lynch
                      Retirement                4,256,377
                      Preservation
                      Trust





QMS, INC. CASH OR DEFERRED RETIREMENT PLAN

ITEM 27D - SCHEDULE OF REPORTABLE TRANSACTIONS
YEAR ENDED DECEMBER 31, 1993


TRANSACTIONS INVOLVING SECURITIES OF THE SAME ISSUE,
WHEN AGGREGATED, EXCEED 5 PERCENT OF THE CURRENT
VALUE OF PLAN ASSETS


   COLUMN A              COLUMN B        COLUMN C     COLUMN D     COLUMN G

IDENTITY OF PARTY      DESCRIPTION       NUMBER OF     NUMBER OF  TOTAL DOLLAR
   INVOLVED             OF ASSET         PURCHASES       SALES      VALUE OF
                                                                   PURCHASES


AmSouth Bank, N.A.   AmSouth Money
                      Market Funds            313         240      $ 9,503,771
                      ASO Outlook Group
                      Prime Obligation
                      Fund

AmSouth Bank, N.A.   ASO Outlook Group         35          25        1,923,250
                      Equity Fund

AmSouth Bank, N.A.   AmSouth Collective        22          20          931,007
                      Investment Trust
                      Variable Income Fund

QMS, Inc.            QMS, Inc. Stock           42          55          724,448

Merrill Lynch        Merrill Lynch Capital      1                    5,688,278
                      Fund Class A

Merrill Lynch        Merrill Lynch Retirement   1                    4,256,377
                      Preservation Trust



QMS, INC. CASH OR DEFERRED RETIREMENT PLAN

ITEM 27D - SCHEDULE OF REPORTABLE TRANSACTIONS
YEAR ENDED DECEMBER 31, 1993


TRANSACTIONS INVOLVING SECURITIES OF THE SAME ISSUE,
WHEN AGGREGATED, EXCEED 5 PERCENT OF THE CURRENT
VALUE OF PLAN ASSETS
                         (CON'T)


   COLUMN A              COLUMN B                     COLUMN H     COLUMN I

IDENTITY OF PARTY      DESCRIPTION                  TOTAL DOLLAR
   INVOLVED             OF ASSET                      VALUE OF      NET GAIN
                                                       SALES        OR (LOSS)


AmSouth Bank, N.A.   AmSouth Money
                      Market Funds                  $  10,257,764
                      ASO Outlook Group
                      Prime Obligation
                      Fund

AmSouth Bank, N.A.   ASO Outlook Group                  5,669,922   $  576,664
                      Equity Fund

AmSouth Bank, N.A.   AmSouth Collective                 4,359,370      106,649
                      Investment Trust
                      Variable Income Fund

QMS, Inc.            QMS, Inc. Stock                      517,091       16,661

Merrill Lynch        Merrill Lynch Capital
                      Fund Class A

Merrill Lynch        Merrill Lynch Retirement
                      Preservation Trust



SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the trustees (or other persons who administer the employee benefit plan) have duly caused this annual report to be signed on its behalf by the undersigned hereunto duly authorized.




                                         QMS, INC. CASH OR DEFERRED
                                         RETIREMENT PLAN



DATE:  JUNE 28, 1994                     BY: /S/GREGORY R. JONES
                                                GREGORY R. JONES
                                                as authorized agent of
                                                QMS, Inc., Plan Administrator




EXHIBIT INDEX


Exhibit No.            Exhibit Description                       Page No.
- - -----------            -------------------                       ---------

    1                 Consent of Independent                       18
                      Public Accounts




INDEPENDENT AUDITOR'S CONSENT
- - -----------------------------

We consent to the incorporation by reference in Registration Statement No. 33-12063 of QMS, Inc. and subsidiaries on Form S-8 of our report dated June 10, 1994, appearing in this Annual Report on Form 11-K of QMS, Inc. Cash or Deferred Retirement Plan for the year ended December 31, 1993.



BY: /S/DELOITTE & TOUCHE
       DELOITTE & TOUCHE
       Mobile, Alabama

June 28, 1994