Form 10-Q
period 1994-07-01
QMS INC
filed 1994-08-12
CIK 710983

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                              --------------

                                 FORM 10-Q

(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   July 1, 1994

                                    OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ---------------- to --------------------


                       Commission file number 1-9348

                              QMS, INC.
          (Exact name of registrant as specified in its charter)


          DELAWARE                                63-0737870
(State or other jurisdiction of         (I.R.S. Employer Identification
  incorporation or organization)              Number)


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


      APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date 10,667,055 at July 29, 1994.



                        QMS, INC. AND SUBSIDIARIES


                                   INDEX



PART I - FINANCIAL INFORMATION                                PAGE NUMBER

  Item 1.  Financial Statements
     Condensed Consolidated Balance Sheets
       (unaudited) as of July 1, 1994 and
       October 1, 1993                                           3 - 4
     Condensed Consolidated Statements of Operations
       (unaudited) for the three and nine months ended
       July 1, 1994 and July 2, 1993                               5
     Condensed Consolidated Statements of Cash Flows
       (unaudited) for the nine months ended
       July 1, 1994 and July 2, 1993                               6
     Notes to Condensed Consolidated Financial Statements
       (unaudited) for the nine months ended
       July 1, 1994 and July 2, 1993                               7
     Computation of Earnings Per Common Share                      8

  Item 2.  Management's Discussion and Analysis of Financial
        Condition and Results of Operations                      9 - 10


PART II - OTHER INFORMATION                                        11

  Item 1.Legal Proceedings
  Item 2.Changes in Securities
  Item 3.Defaults upon Securities
  Item 4.Submission of Matters to a Vote of Security Holders
  Item 5.Other Information
  Item 6.(a)   Exhibits
         (b)   Reports on Form 8 - K

SIGNATURES                                                         12




                        QMS, INC. AND SUBSIDIARIES

                      PART I.  FINANCIAL INFORMATION
                       ITEM 1.  FINANCIAL STATEMENTS

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                  as of July 1, 1994 and October 1, 1993
                                (Unaudited)

                                                 July 1,       October 1,
    in thousands                                  1994            1993

ASSETS

CURRENT ASSETS
  Cash and Cash Equivalents                     $  4,768       $  3,582
  Trade Receivables (less allowance for
    doubtful accounts of $523 at July 1994
    and $580 at October 1993)                     48,096         39,471
  Inventories, Net (Note 3)                       63,085         70,461
  Other Current Assets                             6,277          7,806
                                                --------        -------

   Total Current Assets                          122,226        121,320
                                                --------       --------

PROPERTY, PLANT AND EQUIPMENT                     70,914         66,440
  Less Accumulated Depreciation                   40,377         33,774
                                                --------       --------

  Property, Plant and Equipment, Net              30,537         32,666
                                                --------       --------

OTHER ASSETS                                      17,006         16,231
                                                --------       --------

  TOTAL ASSETS                                  $169,769       $170,217
                                                ========       ========

See Notes to Condensed Consolidated Financial Statements





                        QMS, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                  as of July 1, 1994 and October 1, 1993
                                (Unaudited)

                                                 July 1,       October 1,
    in thousands                                  1994            1993

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts and Notes Payable                    $ 16,776       $ 11,060
  Other                                           33,326         31,901
                                                --------        -------

   Total Current Liabilities                      50,102         42,961
                                                --------       --------

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS      32,207         41,527

STOCKHOLDERS' EQUITY                              87,460         85,729
                                                --------       --------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $169,769       $170,217
                                                ========       ========

See Notes to Condensed Consolidated Financial Statements



                        QMS, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE THREE AND NINE MONTHS ENDED JULY 1, 1994 AND JULY 2, 1993
                                (Unaudited)


                                 Three Months Ended     Nine Months Ended
                                 July 1,     July 2,    July 1,    July 2,
in thousands, except             1994        1993       1994       1993
  per share amounts

NET SALES                       $ 73,538   $ 70,455   $215,474   $ 230,219

COST OF GOODS SOLD                49,790     47,725    144,624     153,639
                                --------   --------   --------    --------
GROSS PROFIT                      23,748     22,730     70,850      76,580

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES         21,617     22,953     66,025      70,288

OPERATING INCOME (LOSS)            2,131       (223)     4,825       6,292

OTHER INCOME (EXPENSE)
  Interest Income                     19         79         52         401
  Interest Expense                  (780)      (824)    (2,489)     (2,450)
  Miscellaneous                      376       (951)      (374)     (1,341)
                                --------   --------   --------    --------

      Total Other Expense           (385)    (1,696)    (2,811)     (3,390)

INCOME (LOSS) BEFORE INCOME
 TAXES                             1,746     (1,919)     2,014       2,902

INCOME TAX PROVISION (BENEFIT)       541       (682)       624         812
                                --------   --------   --------    --------

NET INCOME (LOSS)               $  1,205    ($1,237)  $  1,390   $   2,090
                                ========   ========   ========    ========

EARNINGS (LOSS) PER COMMON
  SHARE (Note 2)
  Primary                          $0.11     ($0.11)     $0.13      $0.19
  Fully Diluted                    $0.11     ($0.11)     $0.13      $0.19

SHARES USED IN PER SHARE
  COMPUTATION (Note 2)
  Primary                         10,721     10,851     10,739      10,815
  Fully Diluted                   10,721     10,851     10,739      10,850

                   See Notes to Condensed Consolidated Financial Statements


                        QMS, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTHS ENDED JULY 1, 1994 AND JULY 2, 1993
                                (Unaudited)


                                                 July 1,         July 2,
    in thousands                                  1994            1993

Cash Flows from Operating Activities:

  Net Income                                    $  1,389       $   2,090
  Adjustments to Reconcile Net Income to Net
     Cash Provided by (Used in) Operating
      Activities:
     Depreciation of Property, Plant and
      Equipment                                    7,123           6,791
     Amortization of Capitalized and Deferred
      Software                                     8,736           5,663
     Provision for Losses on Inventory             4,309          (1,876)
     Other                                           236             328
  Changes in Assets and Liabilities that
     provided (used) cash:
     Trade Receivables                            (8,749)          3,016
     Inventories                                   3,067         (12,954)
     Accounts Payable                              5,716           2,091
     Income Tax Payable                              849          (1,017)
     Other                                        (1,391)         (1,286)
                                                 --------        --------
       Net Cash Provided by Operating
         Activities                               21,285           2,846

Cash Flows from Investing Activities:
  Purchase of Property, Plant and Equipment       (5,242)         (5,622)
  Additions to Capitalized and Deferred
     Software Costs                               (6,216)         (7,726)
  Other                                              135               0
                                                --------        --------
       Net Cash Used in Investing Activities     (11,323)        (13,348)

Cash Flows from Financing Activities:
  Proceeds from Long-Term Debt and Capital
     Leases                                          825          14,441
  Payments of Long-Term Debt and Capital
     Leases, including Current Maturities         (9,945)         (8,236)
  Purchase of Treasury Stock                           0            (307)
  Proceeds from Stock Options Exercised               19             545
  Other                                                0            (661)
                                                --------        --------
       Net Cash Used in Financing Activities      (9,101)         (5,782)

Effect of Exchange Rate Changes on Cash              325            (436)
                                                --------        --------
Net Change in Cash and Cash Equivalents            1,186          (5,156)
Cash and Cash Equivalents at Beginning of
  Period                                           3,582           8,086
                                                --------        --------
Cash and Cash Equivalents at End of Period      $  4,768       $   2,930
                                                ========       =========

See Notes to Condensed Consolidated Financial Statements



                        QMS, INC. AND SUBSIDIARIES


           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE NINE MONTHS ENDED JULY 1, 1994 AND JULY 2, 1993

                                (Unaudited)

1.  MANAGEMENT OPINION

    In the opinion of management, the condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of July 1, 1994 and October 1, 1993, the results of operations for the three-month and nine-month periods ended July 1, 1994 and July 2, 1993 and changes in cash flows for the nine months ended July 1, 1994 and July 2, 1993. The results of operations for the nine months ended July 1, 1994 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 1994.

2.  PER COMMON SHARE COMPUTATIONS

    Per share computations are based on the weighted average number of common shares outstanding during the period and the dilutive effect of the assumed exercise of stock options.

3.   INVENTORIES

     Inventories at July 1, 1994 and October 1, 1993 are summarized as follows (in thousands):


                                     July  1,          October 1,
                                      1994              1993

     Raw materials                  $ 21,286           $ 26,104
     Work in process                   4,024              4,052
     Finished goods                   44,038             46,609
     Inventory reserve                (6,263)            (6,304)
                                    --------           --------
          TOTAl                     $ 63,085           $ 70,461
                                    ========           ========


4.   COMMITMENTS AND CONTINGENCIES

     At October 1, 1993, the Company had a commitment of approximately $31 million under contracts to purchase print engines. As of July 1, 1994 the Company had a commitment of approximately $22.9 million to purchase print engines under purchase contracts.

     The Company was contingently liable for approximately $3.8 million as of July 1, 1994. This was principally the result of letters of credit issued in the normal course of business for the purchase of inventory.




                        QMS, INC. AND SUBSIDIARIES

              COMPUTATION OF EARNINGS (LOSS) PER COMMON SHARE
                                (Unaudited)


                                 Three Months Ended     Nine Months Ended
                                 July 1,     July 2,    July 1,    July 2,
in thousands, except             1994        1993       1994       1993
  per share amounts

Net Income                      $  1,205  ($ 1,237)   $  1,390   $   2,090
                                ========   ========   ========    ========
Shares used in this
  computation:
 Weighted average common
  shares outstanding              10,708    10,709      10,707      10,688

Shares applicable to stock
  options, net of shares
  assumed to be purchased
  from proceeds at average
  market                              13       142          32         127
                                --------   --------   --------    --------
Total shares for earnings per
  common share computation
  (primary)                       10,721    10,851      10,739      10,815

  Shares applicable to stock
  options in addition to
  those used in primary
  computation due to the
  use of period-end market
  price when higher than
  average                              0         0           0          35
                                --------   --------   --------    --------
Total fully diluted shares        10,721     10,851     10,739      10,850
                                ========   ========   ========    ========

Earnings per common share-
  primary                          $0.11     ($0.11)     $0.13       $0.19
                                ========    ========  ========    ========
Earnings per common share-
  fully diluted                    $0.11     ($0.11)     $0.13       $0.19
                                ========    ========  ========    ========

See Notes to Condensed Consolidated Financial Statements



                        QMS, INC. AND SUBSIDIARIES

                       PART I. FINANCIAL INFORMATION
              ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Table 1:  Net Sales Comparisons for Key Channels of Distribution

                         Quarter ended July 1, 1994
(000)                1994          1993        Difference
U.S. Direct       $ 14,481      $  6,790        $  7,691
U.S. Reseller        6,281        14,472          (8,191)
QMS Europe          19,659        18,050           1,609
QMS Japan            8,951         6,691           2,260
All Other           24,166        24,452            (286)
                   -------      --------        --------
Total             $ 73,538      $ 70,455        $  3,083


                       Nine months ended July 1, 1994
(000)                1994          1993        Difference
U.S. Direct       $ 35,457      $ 24,526        $ 10,931
U.S. Reseller       25,838        50,278         (24,440)
QMS Europe          58,489        67,371          (8,882)
QMS Japan           21,673        12,743           8,930
All Other           74,017        75,301          (1,284)
                   -------      --------         --------
Total             $215,474      $230,219        $(14,745)



Net sales for the third quarter of 1994 increased 4.4% from the net sales of the corresponding fiscal quarter of 1993. The significant sales by key distribution channels in the third quarter of fiscal 1994 (the three months ended July 1, 1994) compared to the third quarter of fiscal 1993 (the three months ended July 2, 1993) and the nine-month periods ending on the same dates, respectively, are shown in Table 1 above. In both comparisons, fiscal 1994 sales through the United States reseller channel are significantly below the fiscal 1993 net sales achievement. The United States reseller channel is the Company's primary method of distribution for four page-per-minute and eight page-per-minute monochrome laser printers and color printers. As was experienced in the first and second quarters of fiscal 1994, new competition in these product classes is the primary cause of the lower net sales. In QMS Europe, net sales for the third quarter of fiscal 1994 increased 8.9% over the third quarter sales of 1993; however, sales for the nine-month period in 1994 decreased by 13.2%
compared to the same period in 1993. Net sales are principally generated in Europe from the lower end of the Company's monochrome product offerings and color laser and thermal transfer printer products which are sold through distributors. Although competitive pressures and poor economic conditions continue to affect the Company's sales in the European market, the increase in net sales for the third quarter of 1994 compared to the third quarter of 1993 is directly related to sales of the magicolor (TM) color laser printer, which was introduced to this market at the end of the quarter. The United States direct channel is the Company's primary method of distribution for the higher end of the Company's product offerings to major corporate accounts and governmental agencies. The net sales improvements in the United States direct sales channels for the third quarter and nine-month period of 1994 compared to 1993 can be attributed to sales of products recently introduced into the channel which include the QMS 4525, ColorScript Laser 1000 and magicolor (TM) color laser printer, in addition to increased sales of the QMS 3225, QMS 2025 and QMS 1725; all of these are higher end products sold through the channel. Net sales in QMS Japan increased 33.8% for the third quarter of 1994 compared to the third quarter of 1993 and 70.1% for the nine-month period of 1994 compared to the nine-month period in 1993. The increased QMS Japan net sales came from significant improvements in the sales of the QMS 860, an eight page-per-minute monochrome printer which supports the Japanese language requirements. In addition, QMS Japan has realized notable sales gains in the ColorScript Laser 1000, QMS 1725, QMS 3225, and in the aftermarket supplies business.

Overall, the Company's gross profit as a percentage of sales remained the same at 32.3% in the three-month comparison and declined slightly from 33.3% to 32.9% in the nine-month comparison. This decline is primarily due to lower overall sales volumes which reduced the Company's ability to absorb fixed manufacturing costs and because of increased competition principally in the United States reseller channel and in Europe which resulted in the need to reduce some sales prices. The Company has undertaken a number of actions to reduce the total costs associated with product procurement and conversion to finished goods; however these costs reductions, to date, have not been sufficient to offset the impact of lower net sales. The Company purchases print engine mechanisms and memory components from Japanese suppliers. Fluctuations in foreign currency exchange rates will affect the prices of these products. Negative impacts can be mitigated through yen-sharing arrangements with suppliers, foreign exchange contracts, price negotiations and the natural hedge provided by sales denominated in the yen; however, severe price increases resulting from exchange rate fluctuations could develop which would adversely affect operating results.

Selling, general and administrative expenses were managed down in the third quarter comparison by 5.8% and in the nine-month comparison by 6.1%. These improvements are a direct result of the cost reduction measures that the Company initiated during the fourth quarter of fiscal 1993 and continued emphasis of expense containment. The third quarter of fiscal 1994 is the third consecutive quarter in which total selling, general and administrative expenses have been reduced.

Total other expense decreased by $1.3 million in the three-month comparison and $.6 million in the nine-month comparison. These differences result primarily from changes in the translation of balance sheet elements that were denominated in foreign currencies.

The Company's effective tax rate was 31% for the third quarter of fiscal 1994 and for the nine-month period of fiscal 1994. The effective tax rate for the entire fiscal year 1993 was 31%.

Liquidity and Capital Resources

During the third quarter of fiscal 1994 the Company's financing came principally from operations and capital leases. The Company's net working capital was $72.1 million at July 1, 1994 compared to $78.4 million at October 1, 1993.

The  Company  has reduced long-term debt levels for the fourth  consecutive quarter and has also reduced inventory levels for the fourth consecutive quarter. These achievements have resulted in improved cash flow which was positive for the third consecutive quarter. Bank borrowings under the Company's secured revolving credit agreement have been reduced to $18.7 million at July 1, 1994 compared to $25.5 million at October 1, 1993. At July 1, 1994, borrowing capacity under the credit agreement totaled $30 million. At the end of the third quarter of 1994 the company decided that the supplemental line of credit of $7.5 million was no longer required and it was not renewed.

The Company was not in compliance with certain of its revolving credit agreement covenants at the end of the third quarter of fiscal 1994, but has received a waiver of the non-compliance.

Management believes that the Company's continuing working capital and capital expenditure needs will be met by cash flow from operations and by the secured revolving credit agreement. Although management believes that the Company's relationship with its lenders is good, future waivers from the lenders, if necessary, will depend on the Company's performance.

                        QMS, INC. AND SUBSIDIARIES

                        PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS - None.


ITEM 2 - CHANGES IN SECURITIES - None.


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES - None.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None.


ITEM 5 - OTHER INFORMATION - None.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

   a)  Exhibits:

   Exhibit
   Number        Description

10(f)(xii)     Waiver Agreement dated as of May 3, 1994 waiving certain
               provisions of the Note Agreement dated March 15, 1988.1

10(g)(xvi)     Waiver Agreement dated as of May 3, 1994 waiving certain
               provisions of the Note Agreement dated October 2, 1992.2

10(l)(vi)      Waiver Agreement dated as of May 3, 1994 waiving certain
               provisions of the Note Agreement dated June 30, 1993.3


   b)  Reports - None.


                        QMS, INC. AND SUBSIDIARIES



                                SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                              QMS, INC.
                              (Registrant)





Date:August 12, 1994          /s/ Charles D. Daley
                              CHARLES D. DALEY
                              Executive Vice President - Finance and
                                 Administration, Chief Financial Officer
                              (Mr. Daley is the Principal Financial
                              Officer and has been duly authorized
                              to sign on behalf of the registrant.)
_______________________________
1 Incorporated herein by reference to exhibit of same number in Registrant's quarterly report on Form 10-Q for the quarter ended April 1, 1988 (Commission File No. 1-9348).
2 Incorporated herein by reference to exhibit of same number in Registrant's annual report on Form 10-K for the fiscal year ended October 2, 1992 (Commission File No. 1-9348).
3 Incorporated herein by reference to exhibit of same number in Registrant's quarterly report on Form 10-Q for the quarter ended July 2, 1993 (Commission File No. 1-9348).