Form 10-K
period 1994-09-30
QMS INC
filed 1994-12-27
CIK 710983

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-K

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. [FEE REQUIRED]
    FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1994.

                                    OR

( ) TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF  THE  SECURITIES
     EXCHANGE ACT OF 1934.  [NO FEE REQUIRED]
     FOR THE TRANSITION PERIOD FROM ___  TO ___  .

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

                                             Name of Each Exchange on
     Title of Each Class                        Which Registered

     Common Stock, $.01
     par value per share                     New York Stock Exchange

     Rights to purchase shares of            New York Stock Exchange
     Series A Participating Preferred
     Stock

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   XX     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF NOVEMBER 28, 1994; APPROXIMATELY $92,988,506.

NUMBER  OF  SHARES  OF COMMON STOCK OUTSTANDING AS OF  NOVEMBER  28,  1994:
10,671,157
                    DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR ITS ANNUAL MEETING OF STOCKHOLDERS TO BE HELD JANUARY 24, 1995 ARE INCORPORATED BY REFERENCE INTO PART III.

                                  PART I

ITEM 1.   BUSINESS.

General

      The Registrant designs and manufactures intelligent controllers which enhance the graphics capabilities and performance of computer printing and imaging systems. The Registrant incorporates its controllers, which consist of software implemented on printed circuit boards, into computer printing and imaging systems which it markets, sells and supports. The Registrant also markets its controllers separately for incorporation into products marketed by others.

     The Registrant was incorporated under the laws of the State of Alabama in 1977 and reincorporated as a Delaware corporation in 1982. Its principal executive offices are located at One Magnum Pass, Mobile, Alabama 36625, (205) 633-4300. Effective January 15, 1995 the telephone number will change to (334) 633-4300.

Products1<F1>

      The Registrant's principal products are intelligent nonimpact print systems consisting of purchased print engines, proprietary hardware and software, proprietary intelligent printer-to-computer interfaces and other components. The Registrant also designs, markets and supports intelligent raster image processors implemented as either proprietary software or hardware; proprietary intelligent printer-to-computer interfaces to enable printers marketed by others to perform specialized publishing applications; intelligent processors with proprietary hardware, software and intelligent printer-to-computer interfaces to enable impact printers marketed by others to produce graphics such as labels and bar codes used in the automatic identification market segment; and intelligent processors with proprietary hardware, software and intelligent interfaces to perform specialized office functions including printing, copying, scanning and faxing.

     The majority of the Registrant's products support the functionality of Adobe Systems Incorporated's PostScript page description language, and Hewlett Packard's PCL(R) page description language. The Registrant offers products with PostScript Level 1 from Adobe as well as products with UltraScript(TM), a QMS-developed PostScript interpreter that is compatible with Adobe's PostScript Levels I and II. All but a small number of products that support UltraScript also support the QMS-developed PCL5 page description language.

     The nonimpact printing products marketed by the Registrant address the printing needs of customers in electronic publishing, general business, automatic identification, scientific and engineering environments. The Registrant's nonimpact printing products include both color and monochrome printer systems with a variety of speeds, paper-handling and performance characteristics.

      The Registrant's intelligent processor products are used in impact printers for interfacing and industrial graphics applications and in nonimpact printers for electronic publishing and document-processing applications.

      The Registrant also markets accessories, add-ons and software for use with its nonimpact printing systems and offers spare parts, fonts, consumables, maintenance services and other support for its products.

      The majority of the Registrant's new product offerings during fiscal 1994 were based on the Registrant's Crown advanced document-processing technology, which provides a combination of high-performance capabilities. RISC (Reduced Instruction Set Computing) processors, support for multiple page description languages, simultaneously active computer and network interfaces, and the ability to differentiate the resident languages supported by a product and switch between them without user intervention are among the features Crown technology provides.

      During fiscal 1994, the Registrant enhanced its product line by introducing print systems with capabilities to support simultaneous network connectivity to multiple protocol stacks. This capability, called QMS CrownNet(TM), is a line of adapter cards and software which enhances the entire Crown product line with additional connectivity in the IBM OS/2 marketplace and significantly enhances its support in the Novell Netware
arena.   It  also  provides superior performance to several  other  network options.

      Three new monochrome printers were introduced which utilize Crown technology. Two of the monochrome printers use hardware architectures which revolve around the Registrant's first set of highly integrated ASIC technology designs. These ASICs provide considerable space and power savings over earlier designs that afforded the Registrant the ability to introduce a new 10 page per minute (ppm), 600 dot per inch (dpi) printer, and to introduce a new 16 ppm, 1200x600 dpi printer with the ability to support supersize page formats. The Registrant also introduced a 38 ppm, 600 dpi monochrome laser print system designed to address the general purpose and high-volume document printing needs of large work groups as well as data processing, on-demand printing and distributed printing applications. All these printers combine the performance, seamless network printing interoperability and software loadable upgradability of Crown with highly advanced paper handling and print capabilities.

      The Registrant also introduced a new color laser print system which combines the multi-tasking, networking capabilities of Crown technology with the ability to print high quality laser text and graphics at 600x600 dpi in color and black and white. This print system can print on plain paper, on a variety of paper stocks, and on transparencies. In addition, the Registrant introduced a multifunction desktop office system designed to seamlessly integrate common business office communication functions into a single device to improve office productivity.

     Most of the Registrant's products provide high-resolution (600x600 and 1200x600 dots per inch), large format laser printing (monochrome and/or color), advanced document-handling features, optional network connectivity or a combination of these features.

SALES AND MARKETING

      The market for the Registrant's products is related to the market for computer systems generally. Current end users of the Registrant's products include many Fortune 500 companies, governmental agencies and educational institutions. In the United States, the Registrant sells its products primarily through its direct sales channel and through resellers including national and regional distributors and computer dealers.

     As of September 30, 1994, the Registrant operated direct sales offices in 29 cities in 21 states.

     Wholly owned subsidiaries of the Registrant operate in Europe, Canada, Australia and Japan. The Registrant, either directly or through its international network, markets its products in approximately 68 countries outside of the United States.

      The Registrant's 10 largest customers accounted for an aggregate of approximately 28% of total net sales during fiscal 1994. During fiscal 1994, no single customer accounted for more than 10% of the Registrant's total net sales.

      The Registrant's products are advertised in the United States and international markets and exhibited at industry trade shows in the United States and internationally under the Registrant's name and under the names of its wholly owned subsidiaries. The Registrant also provides field sales support, including training for customers and resellers, trade show exhibits, sales training and assistance to sales representatives to facilitate sales. The Registrant believes that this support has been well-received by its customers and sales organizations and has assisted the Registrant in the introduction of new products.

INTERNATIONAL OPERATIONS

       In fiscal 1992, 1993 and 1994, international sales totaled $103,517,000, $128,782,000 and $135,532,000 respectively, representing approximately  40%,  43%  and 46%, respectively, of  the  Registrant's  net sales. The Registrant derives its international sales primarily from Western Europe, Canada, the United Kingdom, Scandinavia, Australia and Japan. To a lesser degree, international sales have been generated in various Far Eastern and Pacific Rim countries (in addition to Japan) and in Central and South America. The Registrant generally invoices customers in their local currency and therefore is exposed to currency translation risks.

      In terms of the cost of goods sold of components used in the Registrant's products, the Registrant purchases a substantial majority of such components abroad, primarily from Japanese companies. Accordingly, the cost of such components may increase as the value of the United States dollar depreciates relative to the currency of the source country.

      The financial statements of the Registrant's foreign subsidiaries are affected by foreign currency fluctuations. See Note 1 and Note 13 of Notes to the Registrant's Consolidated Financial Statements. For financial information regarding the Registrant's foreign and domestic operations and export sales, see Note 13 under Item 8 --- Financial Statements and Supplementary Data.

SERVICE, SUPPORT AND WARRANTY

     The Registrant provides a high level of technical and software support and maintenance service and support to its end users directly and through distributors, resellers and third party service providers. A staff of engineers and technicians provides systems applications support, field service support and customer training for the use and maintenance of the Registrant's products. In the United States, the Registrant provides technical hardware and software support and maintenance service from its home office in Mobile, Alabama, and from field offices located in 53 cities in 34 states. Technical support is provided via telephone and electronic bulletin boards while a national service organization provides choices of return to depot or factory, on site and special contractual service. Internationally, the Registrant provides technical service in Europe from its office located in Utrecht, the Netherlands, and in Australia and Canada. In Canada, the Registrant provides service through its direct service organization as well as through certain authorized dealers.

     The Registrant warrants its products for a period of from 90 days to 2 years from the date of shipment, depending on the product. The Registrant's annual warranty costs have not been significant relative to the Registrant's net sales.

COMPETITION

     Competition in the computer printing industry is extremely intense and a number of the Registrant's competitors have far greater financial, technical, marketing and manufacturing resources than the Registrant. Management believes that performance, reliability, versatility of features, product support and price are the primary bases of competition in this market. Further, in some of its markets, the Registrant competes against noncomputerized means of labeling products, such as offset printing. The Registrant would be adversely affected if its competitors successfully marketed products that were technologically superior or significantly lower in price.

      The Registrant's intelligent print systems are positioned to compete in the low- and medium-speed, nonimpact page printer market. Nonimpact laser printing competes with other technologies in the computer printer market, including inkjet, dye sublimation, ion disposition, magnetic, thermal and impact printers. Companies whose nonimpact printers compete with the Registrant's include Apple Computers Inc., Canon, Inc., Oki Electric Industry Company, Ltd., Digital Equipment Corporation, Hewlett-Packard Company, Lexmark (International Business Machines Corporation), NEC Technologies, Inc., Seiko Epson Corp., Tektronix, Inc. and Xerox Corporation.

      In addition to selling intelligent print systems for the nonimpact page printer market, the Registrant also markets other products. The Registrant competes against a variety of vendors in the marketing of these other products such as its software raster image processors. Other companies also offer products that have some capabilities which compete with those of certain of the Registrant's MAGNUM series products for impact printers. Many of these competitors are larger companies with greater financial resources than those of the Registrant.

MANUFACTURING AND QUALITY CONTROL

       The Registrant assembles its intelligent processors by adding components to printed circuit boards manufactured according to its designs and specifications. Essentially, the Registrant manufactures its products by assembling components and subassemblies manufactured by others. The intelligent processors, which include electronic circuitry and software designed by the Registrant, are tested to assure quality and consistency of production and design.

       Most of the parts, components and subassemblies used in the Registrant's products are available to the Registrant from a variety of sources. When management determines that a particular supplier is sufficiently reliable, however, the Registrant generally chooses to rely on a single source for its requirements in order to ensure a sufficient supply to meet its needs. If the Registrant were required to change its sources of certain of those materials unexpectedly, the Registrant might be adversely affected during the time it would take to negotiate new arrangements with another vendor and to integrate those materials into its production process. See "Print Engines" below.

      During fiscal 1994, the Registrant performed manufacturing and assembly operations in Mobile, Alabama; Utrecht, the Netherlands; and Utsunomiya, Japan.

      One of the Registrant's wholly owned subsidiaries manufactures prototype printed circuit boards for the Registrant and for sale to third parties. This subsidiary has provided the Registrant with partial vertical integration in the production of printed circuit boards.

      In  addition  to  in-house  manufacturing, the  Registrant  routinely
contracts  with  certain  vendors  to  manufacture  high-volume,   standard
products.

ORDER BACKLOG

      Only firm purchase orders are included in the Registrant's backlog. Backlog generally is deliverable within 12 months from the date of the purchase orders. As of October 1, 1993 and September 30, 1994, backlog consisted of orders to purchase worth $13,045,000 and $8,577,000, respectively, of QMS products and services. These figures include orders generated by the Registrant's international operations. The Registrant expects to fill all of the September 30, 1994 backlog during fiscal 1995.

     The Registrant does not believe that sales of its products are subject to significant seasonal fluctuations.

      The Registrant attempts to maintain adequate finished goods inventory to ship goods off the shelf whenever possible. Because a substantial portion of the sales in any given month historically has been derived from new orders received during the month, backlog is not necessarily an accurate indicator of future revenues.

PRINT ENGINES

      The Registrant purchases substantially all of the print engines for its products from third-party manufacturers. The Registrant has agreements to purchase print engines for its products from Canon U.S.A., Inc. and Mitsubishi Electronics America, Inc. The Registrant also purchases print engines from other vendors, including Ricoh Company, Ltd., Hitachi America, Ltd., Minolta Co., Ltd., and Oce'-Nederland B.V. While other sources are available, the Registrant currently relies on these suppliers' abilities to make print engines available as needed by the Registrant. Some of these print engines are supplied to the Registrant pursuant to the terms of contracts entered into which specify prices to be paid for each print engine depending upon the annual volume of print engines purchased from that manufacturer. Certain of the Registrant's supply contracts with foreign manufacturing sources are subject to adjustment for exchange rate fluctuations.

      The Registrant believes that its requirements for print engines for fiscal 1995 will be adequately met under the terms of existing arrangements and those expected to be entered into in fiscal 1995. The Registrant has some flexibility to adjust delivery schedules and quantities as demand for specific print engines changes as a result of changes in product mix and customer demand. Although print engines are available from a variety of sources, most of the Registrant's print engines are supplied by Canon U.S.A., Inc. Consequently, disruption of the Registrant's contracts with this supplier would adversely affect the Registrant during the time required to negotiate new arrangements with a different print engine supplier or suppliers and to bring the new product to market.

RESEARCH AND DEVELOPMENT

      The Registrant's research and development program examines new technologies as they relate to current product offerings, develops new and improved applications for the Registrant's products and provides insights into new directions for the Registrant's business.

      The Registrant places significant emphasis on the addition of new features for its nonimpact print systems and enhancement of these systems to satisfy new applications. The Registrant solicits and receives continuing advice from its end users and various resellers in identifying appropriate additions. To augment in-house development efforts, the Registrant also contracts with third parties to develop products to its specifications or to license applications and other software. In addition, the Registrant assists certain software design firms in adapting their existing software for use with the Registrant's products.

      As of September 30, 1994, approximately 13% of the Registrant's employees were employed in its research and development department. During fiscal 1992, 1993 and 1994, the Registrant spent approximately $16,987,000, $17,810,000 and $15,960,000, respectively, for research and development and software costs and received no customer-sponsored expenditures for research and development. In fiscal years 1992, 1993 and 1994, approximately $6,102,000, $8,803,000 and $7,056,000, respectively, of the software costs for those fiscal years were capitalized in accordance with Financial Accounting Standards (FAS) Statement No. 86.

PATENTS AND TRADEMARKS

     The Registrant currently holds United States patents on certain of its products; however, most of the Registrant's revenue is derived from products for which there is no patent protection. Because of rapid technological changes in the computer industry in general and in the electronic printing industry in particular, the Registrant does not believe that patents offer a significant degree of protection for most products and technological advances. The Registrant's strategy for maintaining its competitive position is to continue to emphasize product research and development, coupled with a high level of customer support.

     The Registrant has obtained registration of many of its trademarks and currently has applications pending on others in the United States and other countries.

ENVIRONMENTAL MATTERS

      Management believes the Registrant is in compliance in all material respects with applicable federal, state and local statutes and ordinances regulating the discharge of materials into the environment. Management does not believe the Registrant will be required to expend any material amounts in order to remain in compliance with these laws and regulations or that compliance will materially affect its capital expenditures, earnings or competitive position.

EMPLOYEES

      As of September 30, 1994, the Registrant employed 1,130 permanent employees in the United States. The Registrant has four foreign operating subsidiaries employing an aggregate of 255 permanent employees: QMS Europe B.V., with sales and support organizations in the Netherlands and in offices in Germany, France, the United Kingdom and Sweden, employing a total of 110 permanent employees; QMS Canada, Inc., with sales and support organizations in Ontario, Quebec, British Columbia and Alberta, employing a total of 80 permanent employees; QMS Australia, with sales and support organizations in Melbourne and Sydney, employing a total of 22 permanent employees; and QMS Japan, Inc., with sales and support organizations in Tokyo and Utsunomiya, employing a total of 43 permanent employees.

      Management believes that much of its future success depends on its ability to attract and retain skilled personnel. The Registrant has implemented a Cash or Deferred Retirement Plan and maintains stock option plans for officers and key employees.

      The Registrant's employees are not subject to collective bargaining agreements and there have been no work stoppages due to labor difficulties. Management of the Registrant believes that its relations with its employees are good.

ITEM 2.   PROPERTIES.

     The Registrant's headquarters facilities cover an aggregate of 117,000 square feet, of which 50,000 square feet are used for product research and development. The Registrant's primary manufacturing and warehousing facility covers 152,000 square feet. Both of these facilities are located on 20 of the 77 acres owned by the Registrant in Mobile, Alabama. The Registrant rents approximately 40,000 additional square feet of warehousing and office space in the Mobile area.

      In Fort Walton Beach, Florida, one of the Registrant's subsidiaries owns and operates a 35,000 square foot facility on ten acres of land. The Registrant and its other subsidiaries lease additional space in United States cities in which the Registrant operates sales and/or service offices, as well as in France, the Netherlands, Sweden, Germany, the United Kingdom, Canada, Australia, and Japan.

      In Santa Clara, California, the Registrant has sales, service and engineering operations in a 37,000 square foot leased facility. This facility is occupied under a lease expiring May 31, 1998, with fixed monthly rental payments.

      The Registrant's properties are utilized approximately five and one-half days per week, with no significant underutilization of facilities. The Registrant believes that its owned and leased properties are sufficient for its current and foreseeable needs.

ITEM 3.   LEGAL PROCEEDINGS.

      The Registrant is a defendant in a case styled SHARON L. MCNIDER V. QMS,
INC.,  ET  AL.  in the Circuit Court of Mobile County, Alabama.   The  case
involves allegations of wrongful conduct by the Registrant and certain officers associated with the plaintiff's fiscal year 1993 incentive compensation plan. An answer has been filed on behalf of the Registrant and the individual
defendants  denying  the  allegations of wrongful  conduct.   The  case  is
currently scheduled for trial before a jury on January 30, 1995.   Although
the Registrant cannot predict the outcome of a jury trial on this matter, the Registrant does not expect the outcome to have a material impact on the financial condition of the Registrant.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.


                                  PART II
ITEM  5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

MARKET PLACE AND DIVIDEND INFORMATION

The  Company's common stock is listed on the New York Stock Exchange  under the ticker symbol "AQM." The table below sets forth the per share quarterly high and low closing prices of QMS common stock for the fiscal years ended September 30, 1994 and October 1, 1993. No cash dividends were declared in either of the last two fiscal years and the Board of Directors has no present intention to pay cash dividends in the foreseeable future. See Note 6 to the Consolidated Financial Statements regarding restrictions on the payment of dividends. There were 1,794 holders of record of the Company's common stock at November 28, 1994.

                                       1994                   1993
Fiscal Quarter                  High          Low       High          Low

First                          11 3/4        8 5/8     13 1/4        7 1/8
Second                          9 7/8        7 7/8     16 5/8       12 1/8
Third                           8 1/4        7         17            8 1/4
Fourth                         10 3/4        6 7/8      9 7/8        7 3/4


ITEM 6.   SELECTED FINANCIAL DATA.

FIVE-YEAR SUMMARY - FINANCIAL AND OTHER DATA

For the fiscal years ended  September 30, 1994, October 1, 1993,
October 2, 1992, September 27, 1991 and September 28, 1990

Dollars in thousands,
except per share amounts  1994       1993       1992       1991       1990
Operating results
 Net sales            $292,688   $297,380   $260,691   $304,266   $276,250
 Cost of goods sold    196,538    201,804    168,431    192,182    175,598
 Marketing and selling  48,812     48,702     42,816     38,897     34,857
 Research and develop-
    ment                 8,904      9,018     10,885      9,064      8,449
 General and adminis-
    trative             31,156     39,246     37,983     33,764     30,466
                        ------     ------     ------     ------     ------
 Operating income (loss) 7,278     (1,390)       576     30,359     26,880
 Interest income            80        756        468        600        172
 Interest expense       (3,235)    (3,342)    (3,037)    (3,768)    (4,555)
 Miscellaneous expense     (83)      (946)    (2,384)      (211)      (720)
                        ------     ------     ------     ------     ------
 Income (loss) before
    income taxes         4,040     (4,922)     4,377     26,980     21,777
 Income tax provision
    (benefit)            1,080     (1,526)    (1,444)     8,903      7,223
                        ------     ------     ------     ------     ------
 Net income (loss)    $  2,960    $(3,396)   $(2,933)  $ 18,077   $ 14,554
                        ======     ======     ======     ======     ======

Earnings (loss) per
 common share
 Primary              $   0.28   $  (0.31)   $ (0.27)  $   1.60   $   1.33
 Fully diluted            0.28      (0.31)     (0.27)      1.59       1.33

 Weighted average
    number of shares
    used in computing
    earnings per share:
    Primary             10,723     10,792     10,994     11,275     10,965
    Fully diluted       10,761     10,821     10,994     11,386     10,965

Balance sheet
 Total assets           $182,023   $170,217   $168,007   $170,226   $168,885
 Net working capital      79,390     78,359     73,961     80,907     88,627
 Long-term  debt obli-
    gation                35,687     41,527     31,424     21,780     43,828
 Stockholders' equity     89,002     85,729     89,419     97,688     77,727

Other data
 Current ratio              2.44       2.82       2.59       2.66       3.05
 Gross profit margin       32.9%      32.1%      35.4%      36.8%      36.4%
 Net profit (loss)
    margin                  1.0%      (1.1)%     (1.1)%      5.9%       5.3%
 Return on average
    stockholders' equity    3.3%      (3.9)%     (3.1)%     20.6%      20.1%
 Year-end employment       1,382      1,425      1,584      1,538      1,378


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Fiscal Years 1994, 1993 and 1992 Compared
GENERAL

Fiscal 1994 resulted in a return to profitability that can primarily be attributed to operating expense reduction and containment. The Company reduced its worldwide work force by about 200 people (approximately 12%) in September 1993. This reduction, along with other cost saving measures, reduced the Company's ongoing operating expense run-rate by about 10%. A one-time charge was recorded in the fourth quarter of fiscal 1993, primarily due to the work force reduction. After the reduction, the Company was able to contain operating expenses at $88.9 million for fiscal 1994, compared to nearly $97 million in fiscal 1993 including the charge referred to above and approximately $94 million excluding the charge. In identifying the cost reduction initiatives, the Company was careful not to reduce areas below a critical mass and also to ensure that product development and customer service areas were still able to meet customer expectations. During fiscal 1994, the Company introduced five new print systems, significantly improved networking capability for the entire line of print system products and restructured to an improved customer service focus.

RESULTS OF OPERATIONS

The following table displays, for the periods indicated, the percentage of net sales represented by certain items in the Consolidated Statements of
Operations:

                                      1994     1993*     1992
          NET SALES                  100.0%    100.0%    100.0%
          COST OF SALES               67.1%     67.9%     64.6%
                                     ------    ------    ------
          GROSS PROFIT                32.9%     32.1%     35.4%

          OPERATING EXPENSES          30.4%     32.6%     35.2%
                                     ------    ------    ------
          OPERATING INCOME (LOSS)      2.5%     (0.5)%     0.2%

          OTHER EXPENSE                1.1%      1.2%      1.9%

          PRETAX INCOME (LOSS)         1.4%     (1.7)%    (1.7)%
          TAX PROVISION (BENEFIT)      0.4%     (0.5)%    (0.5)%
                                     ------    ------    ------
          NET INCOME (LOSS)            1.0%     (1.2)%    (1.2)%
          *1993 results include a one-time charge taken in Q4.

NET SALES
TABLE 1:  NET SALES COMPARISONS FOR KEY CHANNELS
                                                       YEAR-TO-YEAR
                          NET SALES                INCREASES/(DECREASES)
(IN THOUSANDS)     1994       1993     1992          1994       1993
U.S. DIRECT      $114,228   $93,556  $109,779      $20,672   ($16,223)
U.S. RESELLER      33,374    64,334    34,970      (30,960)    29,364
QMS EUROPE         78,572    81,409    66,200       (2,837)    15,209
QMS JAPAN          31,743    18,466     6,392       13,277     12,074
QMS CANADA         18,187    18,974    20,851         (787)    (1,877)
QMS AUSTRALIA       7,437     8,932     5,010       (1,495)     3,922
QMS CIRCUITS        3,438     3,625     3,751         (187)      (126)
ALL OTHER           5,709     8,084    13,738       (2,375)    (5,654)
                   ------    ------    ------        ------    ------
  TOTAL          $292,688  $297,380  $260,691      ($4,692)   $36,689
                  =======   =======   =======       =======    ======

The U.S. direct sales and service channel sells the higher end of the Company's product offerings and consumables to major corporate accounts and supports those sales with nationwide service capability. Generally, product gross margins and the cost of distribution are higher in this channel than in the reseller channel. During fiscal 1994, the U.S. direct sales and service channel operations resulted in a net sales increase of $20.7 million (22%) compared to fiscal 1993 after having declined by $16.2 million (15%) in fiscal 1993 compared to fiscal 1992. The Company plans to continue to develop new products for the direct sales and service organizations and believes that one fundamental key to success is increasing sales of the higher end products such as the QMS(R)3825, which was introduced into this channel late in fiscal 1994.

The  U.S.  reseller  channel is responsible for attracting  and  qualifying resellers of the lower end of the Company's product line. Generally, gross margins and distribution costs are lower in this channel than in the direct channel. The U.S. reseller channel experienced a net sales decline in fiscal 1994 of nearly $31 million (48%) when compared to fiscal 1993, after having achieved a net sales increase of over $29 million (84%) in fiscal 1993 compared to fiscal 1992. Fiscal 1993 was positively impacted by exceptional sales of the QMS(R) 860 print system, which was introduced near the end of fiscal 1992. During fiscal 1994, the U.S. reseller channel product mix was under extreme competitive pressure which resulted in lower sales volume and price declines compared to fiscal 1993. Two new products, the QMS(R)1060 and the QMS(R)1660 print systems, which were introduced into the channel late in fiscal 1994, should have a positive impact for the channel in fiscal 1995. This channel is important to the Company as it provides a higher volume distribution than the direct channel, yielding a level of name recognition in addition to absorbing fixed operations costs and providing reasonable profitability.

QMS   Europe  B.V.,  a  wholly  owned  subsidiary  headquartered   in   the
Netherlands, sells the entire line of the Company's print system products primarily to an established network of distributors throughout western Europe, the Middle East and Africa, and provides support and consumables after the sale. QMS Europe sales declined slightly in fiscal 1994 compared to fiscal 1993, after having increased by $15.2 million (23%) in fiscal 1993 compared to fiscal 1992. The European operations are an integral, well-established segment of the Company's business.

QMS Japan, Inc., a wholly owned subsidiary headquartered in Tokyo, has consistently provided exceptional growth. QMS Japan sells primarily the lower end of the Company's product offerings to distributors in Japan and Southeast Asia ("SEA"). QMS Japan began management of the SEA portion of the Company's business during fiscal 1994, when the Company closed its Hong Kong office. The Company has made a significant development commitment to the special language requirements for the Japanese market. During fiscal 1994, QMS Japan achieved a net sales increase of $13.3 million (72%) compared to fiscal 1993 after having increased net sales by $12.1 million (189%) in fiscal 1993 compared to fiscal 1992. While continued sales growth can reasonably be expected, the business environment for the Company's products in Japan has become more competitive, which could result in lower rates of growth in the future.

QMS Canada, Inc., a wholly owned subsidiary headquartered in Montreal, sells the entire line of products, including service and accessories, directly to end users and also through resellers, as does QMS Australia,
Ltd.,  a  wholly  owned subsidiary headquartered in Melbourne.   These  two
entities  have experienced essentially flat net sales during the  years  of
comparison.   The Company has awarded exclusive distribution  rights  to  a third party distribution company in New Zealand. Accordingly, the Company dissolved its QMS New Zealand entity in fiscal 1994 without material
adverse  impact.   QMS Circuits, Inc., a wholly owned subsidiary  based  in
Fort Walton Beach, Florida, manufactures and markets printed circuit boards for the Company and for third-party sales. During fiscal 1994, 1993 and 1992, the Company also sold Magnum(R) controller boards, board level products to original equipment manufacturers and printer products into Latin America.

GROSS PROFIT

Gross profit dollars increased slightly in fiscal 1994 despite the fact that sales were lower than in fiscal 1993. Gross profit as a percentage of sales improved to 32.9% in fiscal 1994 from 32.1% in fiscal 1993. The gross profit percentage improvement reflects a higher percentage of total sales being generated through the U.S. direct channel where the higher end of the Company's product offering is sold directly to end users.

OPERATING EXPENSE

During fiscal 1994, operating expenses were contained at $88.9 million, a decrease of $8.1 million compared to fiscal 1993 and $2.8 million compared to fiscal 1992. Fiscal 1993 operating expenses included a one-time charge of approximately $3 million as a result of reducing the Company's work force by about 12% and the consolidation of several of the Company's leased facilities around the world. Excluding the one-time charge, operating expenses were $94 million in fiscal 1993, a 2.5% increase over fiscal 1992. As a percentage of sales (excluding the 1993 one-time charge), operating expenses were 30.4%, 31.6% and 35.2% in fiscal 1994, 1993 and 1992, respectively. The Company continues to make a concerted effort to contain operating expenses.

In fiscal 1994, research and development expenses were essentially the same as in fiscal 1993 after having decreased in fiscal 1993 by approximately 17% compared to fiscal 1992. Capitalized software costs amounted to $7.1 million, $8.8 million and $6.1 million for fiscal 1994, 1993 and 1992, respectively. Total research and development spending, including amounts capitalized, was $16.0 million in fiscal 1994, $17.8 million in fiscal 1993 and $17.0 million in fiscal 1992. Management believes that continued investment in product research and development is critical to the Company's future growth and competitive position in the marketplace, and is directly related to continued, timely development of new and enhanced products.

OTHER INCOME (EXPENSE)

Net interest was essentially the same in fiscal 1994, 1993 and 1992. Other income in fiscal 1994 included net foreign currency transaction gains of $290,000. The Company did not enter into foreign currency hedging contracts.

In fiscal 1993 and 1992, the Company entered into foreign exchange contracts against forecasted European sales in local currencies to minimize, or offset, the risk of exchange rate fluctuations. In fiscal 1993, net foreign currency gains were $343,362, compared to 1992 net losses of $1,366,737.

INCOME TAX

In fiscal 1994, a provision of 26.7% of pretax income was recognized. An income tax benefit was recognized in fiscal 1993 and fiscal 1992 of 31% and 33% of pretax loss, respectively. Effective October 3, 1992, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109,
"Accounting for Income Taxes." The adoption of this standard had no material impact on the consolidated financial statements for fiscal 1993.

Recent audits by tax authorities in Japan, the Netherlands, Canada and the U.S. were all resolved with no adverse tax consequences. Fiscal years 1993 and forward are still subject to review.

FACTORS WHICH MAY AFFECT FUTURE RESULTS

A number of uncertainties may affect the Company's future operating results, including: the financial condition and stability of major resellers that market the Company's products, the Company's ability to manufacture products in sufficient quantity to meet demand, the availability and cost of certain components, and the Company's ability to develop new products in a timely, cost-effective manner and increasingly competitive pressures in the Company's markets.

The Company's sales strategy includes significant dependence on third-party resellers for the Company's products. The Company believes that the selection process for these resellers is adequate in establishing creditworthiness and in determining the resellers' ability to provide capacity to meet growth expectations; however, if significant members of the reseller group in the United States, Europe or Japan were to experience major financial difficulties, the Company's operating results could be adversely impacted.

The Company contracts with third-party manufacturers to provide capacity for high volume products. The Company has the capability of increasing internal manufacturing to a certain degree and generally does not depend on a sole source for external manufacturing, but operating results could be adversely impacted if a major external supplier were unable to meet the Company's demand for products.

The Company's products include components, primarily microprocessors and dynamic random-access memory devices, that from time to time are sensitive to market conditions that result in limited availability and/or extreme price fluctuations. An interruption in the supply line or significant changes in price for these components could have an adverse effect on the Company's operating results. The Company purchases significant quantities of print engine mechanisms from Japanese suppliers. An appreciation of the value of the yen to the dollar results in higher prices, which can be mitigated through yen-sharing arrangements with suppliers, foreign exchange contracts and price negotiations; however, severe price increases could develop which would adversely affect operating results.

Because the Company competes in an industry of rapid technological advance, it is important that the Company be able to develop new products in a timely, cost-effective manner. The Company has invested significantly in its Crown advanced document processing technology which, in addition to providing significantly improved functionality, is intended to reduce the time it takes to develop products. New product introduction delays could, however, have an adverse impact on operating results.

These   factors,  including  increasingly  competitive  pressures  in   the
Company's markets, along with others that may affect operating results, mean that past financial performance may not be a reliable indicator of future performance. Investors should not use historical trends to anticipate results or trends in future periods. In addition, the Company participates in a highly dynamic industry, which can result in significant volatility of the Company's common stock price.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $5.0 million at September 30, 1994, compared to $3.6 million and $8.1 million at the end of the two previous years. The cash flow from operations was $23.2 million for fiscal 1994 up from $3.1 million in fiscal 1993 and $18.0 million in fiscal 1992. The Company's financing for fiscal 1994 came principally from an increase in cash flow from operations, capital leases and a secured revolving credit agreement. During fiscal 1993 and 1992, the Company's financing came principally from borrowings under a secured revolving credit agreement.

The Company's working capital was $79.4 million in fiscal 1994, up from $78.4 million in fiscal 1993 and $74.0 million in fiscal 1992. During fiscal 1994, the Company reduced its total long-term debt levels to $34.3 million, down from $40.6 million in fiscal 1993. Bank borrowings under the Company's secured revolving credit agreement were reduced to $23.2 million at the end of fiscal 1994 compared to $25.5 million at the end of fiscal 1993. The total borrowing capacity under the secured revolving credit agreement is $30.0 million. During fiscal 1993, the Company obtained a supplemental line of credit to the secured revolving credit agreement, increasing its borrowing capacity to $37.5 million. As a result of increasing cash flows from operations in fiscal 1994, the supplemental line of credit was not renewed.

At September 30, 1994, the Company was not in compliance with certain covenants in its credit agreement. The Company requested and received a waiver of non-compliance from its lenders. One member of the three-member bank group has expressed a desire to exit the credit agreement. The
Company is currently negotiating to secure a replacement bank before the end of January 1995. See Note 6 of the Notes to the Company's Consolidated Financial Statements.

Management  believes  that  the  Company's  working  capital  and   capital
expenditure needs will be met by cash flow from operations and by the secured revolving credit agreement.

INFLATION

Inflationary factors have not had a significant effect on the Company's operations in the past three years. A significant increase in inflation would adversely affect the Company's operations.


ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the fiscal years ended September 30, 1994, October 1, 1993 and October 2, 1992

Dollars in thousands, except per
share amounts                           1994         1993        1992

Net sales                            $ 292,688   $ 297,380    $ 260,691
Cost of goods sold                     196,538     201,804      168,431
                                      --------    --------     --------
Gross profit                            96,150      95,576       92,260
                                      --------    --------     --------
Operating expenses
 Marketing and selling                  48,812      48,702       42,816
 Research and development                8,904       9,018       10,885
 General and administrative             31,156      39,246       37,983
                                      --------    --------     --------
   Total                                88,872      96,966       91,684
                                      --------    --------     --------
Operating income (loss)                  7,278      (1,390)         576
                                      --------    --------     --------
Other income (expense)
 Interest income                            80         756          468
 Interest expense                       (3,235)     (3,342)      (3,037)
 Miscellaneous expense                     (83)       (946)      (2,384)
                                       --------    --------     --------
   Total                                (3,238)     (3,532)      (4,953)
                                       --------    --------     --------
Income (loss) before income taxes        4,040      (4,922)      (4,377)
Income tax provision (benefit)           1,080      (1,526)      (1,444)
                                      --------     --------     --------
Net income (loss)                    $   2,960    $ (3,396)    $ (2,933)
                                      --------     --------     --------
Earnings (loss) per common share

 Primary                             $    0.28    $  (0.31)  $    (0.27)
 Fully diluted                       $    0.28    $  (0.31)  $    (0.27)
Weighted average number of shares
used in computing earnings (loss)
per common share
 Primary                                10,723      10,792       10,994
 Fully diluted                          10,761      10,821       10,994

See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


For the fiscal years ended October 2, 1992, October 1, 1993 and September 30, 1994

              Common Stock                                           Foreign
                              Add'l                                  Currency
Dollars in   Shares          Paid-In  Retained    Number             Trans-
thousands    Issued    Amt   Capital  Earnings   of Shares    Amt    lation

Balance
 September
 27, 1991  11,832,806  $118  $39,754  $66,270     728,910   $(8,008)  $(446)
Stock Op-
 tions exer-
 cised                           103             (134,223)    1,115
 Purchase of
 treasury
 shares                                           557,500    (6,343)
 Translation
 adjustment                                                            (211)
 Net loss                              (2,933)
           ----------  ----  -------  -------   ---------   -------   ------
Balance
 October
 2, 1992   11,832,806   118   39,857   63,337   1,152,187   (13,236)   (657)
Stock Op-
 tions exer-
 cised                           132              (55,394)      423
 Purchase of
 treasury
 shares                                            30,500      (306)
 Translation
 adjustment                                                            (543)
 Net loss                              (3,396)
           ----------  ----  -------  -------   ---------   -------   ------
Balance
 October
 1, 1993   11,832,806   118   39,989   59,941   1,127,293   (13,119) (1,200)
Stock Op-
 tions exer-
 cised                             1               (8,602)       66
 Purchase of
 treasury
 shares                                            40,700      (287)
 Translation
 adjustment                                                             533
 Net income                             2,960
           ----------  ----  -------  -------   ---------   -------   ------
Balance
September
 30, 1994  11,832,806  $118  $39,990  $62,901   1,159,391  $(13,340)  $(667)
           ==========  ====  =======  =======   =========   ========  ======


See notes to consolidated financial statements.


CONSOLIDATED BALANCE SHEETS


At September 30, 1994
and October 1, 1993

Dollars in thousands                                     1994        1993

ASSETS
Current assets
  Cash and cash equivalents                         $   4,956    $  3,582
  Trade receivables (less allowance for doubtful
       accounts of $504 in 1994 and $580 in 1993)      51,462      39,471
  Inventories, net                                     69,770      70,461
  Other current assets                                  8,335       7,806
                                                       ------      ------
     Total current assets                             134,523     121,320

Property, plant and equipment, net                     30,826      32,666
Other assets, net                                      16,674      16,231
                                                       ------      ------
     Total                                          $ 182,023    $170,217
                                                       ======      ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                  $  20,791    $ 11,060
  Income taxes payable                                    641           0
  Current maturities of long-term debt and
     capital lease obligations                          5,099       4,753
  Other current liabilities                            28,602      27,148
                                                       ------      ------
     Total current liabilities                         55,133      42,961

Long-term debt                                         34,340      40,648
Capital lease obligations                               1,347         879
Deferred income taxes                                   2,201           0
                                                       ------      ------
     Total liabilities                                 93,021      84,488
                                                       ======      ======
Stockholders' equity
  Preferred stock-authorized, 500,000 shares
   of no par value, none issued
  Common stock-authorized, 50,000,000 shares
   of $.01 par value; issued,
     11,832,806 shares in 1994 and 11,832,806
      in 1993                                             118         118
  Additional paid-in capital                           39,990      39,989
  Retained earnings                                    62,901      59,941
  Treasury stock, at cost                             (13,340)    (13,119)
  Foreign currency translation                           (667)     (1,200)
                                                       ------      ------
     Total stockholders' equity                        89,002      85,729
                                                       ------      ------
     Total                                          $ 182,023    $170,217
                                                       ======      ======

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the fiscal years ended September 30, 1994, October 1, 1993 and October 2, 1992

Dollars in thousands                          1994       1993       1992

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                         $  2,960    $(3,396)   $(2,933)
Adjustments to reconcile net income
  (loss)to net cash provided by
  operating activities:
     Depreciation of property, plant
     and equipment                           9,496      9,106      7,963
     Amortization of capitalized and
     deferred software and other             8,147      7,540      5,899
     Loss on disposal of property, plant
     and equipment                             161         21        520
     Provision for losses on accounts
     receivable                                228        326        575
     Provision for losses on inventory       5,388      8,923      5,357
     Foreign currency transaction gain
     (loss)                                   (165)       536       (121)
  Changes in assets and liabilities which
  provided (used) cash:
     Trade receivables                     (11,301)     3,653     12,590
     Inventories                            (4,381)   (17,881)    (7,197)
     Other current assets                   (1,409)    (1,008)       702
     Other assets                              373       (985)      (820)
     Accounts payable                        9,725     (3,621)      (255)
     Income taxes payable                      805     (2,759)    (4,589)
     Other current liabilities                 935      3,185      1,775
     Deferred income taxes                   2,201       (525)    (1,441)
                                            ------     ------     ------
       Total adjustments                    20,203      6,511     20,958
                                            ------     ------     ------
       Net cash provided by operating
       activities                           23,163      3,115     18,025
                                            ------     ------     ------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and
  equipment                                 (6,115)    (8,188)   (13,309)
  Additions to capitalized software
  costs                                     (7,056)    (8,803)    (6,102)
  Additons to deferred software costs         (836)    (1,189)      (257)
  Proceeds from disposal of property,
  plant and equipment                          198        254         33
  Proceeds from sale of short-term
  investments                                    0          0      3,801
                                            ------     ------     ------
     Net cash used in investing
     activities                            (13,809)   (17,926)   (15,834)
                                            ------     ------     ------

Cash flows from financing activities:
  Proceeds from long-term debt                   0     21,000     14,500
  Payments of long-term debt, including
  current maturities                        (6,195)    (9,483)    (4,421)
  Payments of capital lease obligation,
  including current maturities              (1,004)    (1,036)    (1,165)
  Proceeds from stock options exercised         67        555      1,218
  Purchase of treasury stock                  (287)      (306)    (6,343)
                                            ------     ------     ------
     Net cash provided by (used in)
     financing activities                   (7,419)    10,730      3,789
                                            ------     ------     ------
EFFECT OF EXCHANGE RATE CHANGES ON CASH       (561)      (423)       233
                                            ------     ------     ------
NET CHANGE IN CASH AND CASH EQUIVALENTS      1,374     (4,504)     6,213
CASH AND CASH EQUIVALENTS, BEGINNING OF
  YEAR                                       3,582      8,086      1,873
                                            ------     ------     ------
CASH AND CASH EQUIVALENTS, END OF YEAR    $  4,956   $  3,582    $ 8,086
                                            ======     ======     ======
See notes to consolidated financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of QMS, Inc. and its wholly owned subsidiaries. All material intercompany items have been eliminated.

FISCAL  YEAR  -  The  Company's fiscal year ends on the Friday  closest  to
September  30.   Fiscal 1994 and 1993 included 52 weeks as compared  to  53 weeks in fiscal 1992.

CASH EQUIVALENTS - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

INVENTORIES - Inventories are stated at the lower of cost or market. Cost, which includes materials, labor and production and material overhead, is determined on the first-in, first-out basis. Market is based on replacement cost or net realizable value, as appropriate.

PROPERTY, PLANT AND EQUIPMENT - Expenditures for property, plant and equipment; major renewals; and betterments are capitalized at cost. Certain assets are financed under lease contracts which have been capitalized. Aggregate lease payments, discounted at appropriate rates, have been recorded as long-term debt, the related leased assets have been capitalized, and the amortization of such assets is included in depreciation expense.

Expenditures for maintenance, repairs and minor renewals are charged to expense. When items are disposed of, the cost and accumulated depreciation are eliminated from the respective accounts, and the resulting gain or loss is included in the statement of operations.

Depreciation is provided on the straight-line method over the estimated useful lives of the assets or the lease term, whichever is shorter.

REVENUE RECOGNITION - Sales are recorded upon shipments of products to customers.

DEFERRED SERVICE REVENUES - Amounts billed for service contracts are credited to deferred service revenue and reflected in revenues over the terms of the contracts, which range from one to three years.

DEFERRED SOFTWARE COSTS - Purchased computer software costs are amortized based on current and future revenue for each product with an annual minimum amortization equal to straight-line amortization over the remaining estimated economic life of the product.

CAPITALIZED SOFTWARE COSTS - The Company capitalizes the qualifying costs of developing proprietary software included in its products. Capitalization of costs requires that technological feasibility has been established. Upon completion of projects, amortization is determined based on the larger of the amounts computed using (a) the ratio that current gross revenue for each product bears to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product.

Capitalized software costs for fiscal 1994, 1993 and 1992 totaled $7,056,000, $8,803,000 and $6,102,000, respectively. For fiscal 1994, 1993 and  1992,  $7,345,000,  $6,835,000,  and  $5,039,000,  respectively,  were charged as amortization expense on completed projects, and included in cost of goods sold. For fiscal 1993, amortization included net realizable value adjustments of $86,850. The amortization for fiscal 1994 and 1992 includes no net realizable value adjustment.

RESEARCH AND DEVELOPMENT - The Company expenses research and development costs, including expenditures related to development of the Company's software products that do not qualify for capitalization.

INCOME TAX - In February 1992, the Financial Accounting Standards Board issued the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which was adopted by the Company, effective October 3, 1992. The adoption of this Standard had no material effect on the
Company's fiscal 1993 operations. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. (See Note 12.) Prior year financial statements have not been restated to apply the provisions of the statement. Prior to fiscal 1993, income taxes were accounted for under Accounting Principles Board Opinion No. 11 "Accounting for Income Taxes."

EARNINGS PER COMMON SHARE - Earnings per common share are computed based on the weighted average number of common and common equivalent shares outstanding, as appropriate. Common equivalent shares result from the assumed exercise of outstanding stock options that have a dilutive effect when applying the treasury stock method.

FOREIGN CURRENCY TRANSLATION - The Company's subsidiary in Europe transacts a significant amount of business in U.S. dollars. Accordingly, the U.S. dollar is deemed to be the functional currency of this subsidiary, and all foreign currency gains and losses are included in income currently.

The financial position and results of operations of the Company's other foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities of such subsidiaries are translated using current exchange rates. Revenues and expenses of such subsidiaries have been translated at rates approximating the actual rates on the dates of the transactions. Translation adjustments are included as a separate component of shareholders' equity. Foreign currency transaction gains were $290,000 in fiscal 1994 and $634,007 in fiscal 1992. Foreign currency transaction losses were $1,408,533 in fiscal 1993.

FOREIGN EXCHANGE CONTRACTS - Foreign exchange contracts are legal agreements between two parties to purchase and sell a foreign currency, for a price specified at the contract date, with delivery and settlement in the future. Gains and losses associated with currency rate exchanges on foreign exchange contracts are recorded currently in income unless the contract hedges a firm commitment, in which case any gains and losses are deferred and included as a component of the related transaction.

In fiscal 1993 and 1992, the Company entered into foreign exchange contracts against forecasted European sales in local currencies to minimize, or offset, the risk of exchange rate fluctuations. All related gains and losses are included in other income (expense). Also, the Company entered into yen call options as a hedge against possible exchange rate fluctuation on the purchase of print engines. These contracts are hedges of firm commitments; the net gains or losses are included as a component of cost of goods sold. In fiscal 1994, the Company did not enter into any foreign exchange contracts.

RECLASSIFICATIONS - Certain reclassifications have been made to fiscal 1993 and 1992 amounts to conform to the fiscal 1994 presentation.


NOTE 2  INVENTORIES

Inventories at September 30, 1994 and October 1, 1993 are summarized as follows (in thousands):

                     1994      1993

Raw materials     $ 24,003  $ 26,104
Work in process      5,842     4,052
Finished goods      46,733    46,609
Inventory reserve   (6,808)   (6,304)
                   -------   -------
                  $ 69,770  $ 70,461
                   =======   =======

Inventory reserves are calculated based on specific identification of items that are potentially excess or obsolete. Reserves are also recorded on a routine basis due to rapid obsolescence of certain inventory items.


NOTE 3  OTHER ASSETS

Other assets at September 30, 1994 and October 1, 1993 are summarized as follows (in thousands):

                                        1994           1993

Capitalized software costs, net      $ 12,982       $ 13,357
Deferred software costs, net              977            702
Other                                   2,715          2,172
                                       ------         ------
                                     $ 16,674       $ 16,231
                                       ======         ======

Accumulated amortization of capitalized software cost amounted to $16,509,000 and $14,838,000 at September 30, 1994 and October 1, 1993,
respectively. Accumulated amortization of deferred software cost amounted to $1,987,000 and $1,417,000 at September 30, 1994 and October 1, 1993,
respectively.


NOTE 4  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at September 30, 1994 and October 1, 1993 are summarized as follows (in thousands):

                                      1994           1993

Land                             $   1,408       $  1,408
Buildings and improvements          20,682         20,246
Machinery and equipment             42,365         37,622
Office furniture and equipment       8,425          7,164
                                    ------         ------
                                    72,880         66,440
Less accumulated depreciation       42,054         33,774
                                    ------         ------
                                 $  30,826       $ 32,666
                                    ======         ======

NOTE 5  OTHER CURRENT LIABILITIES

Other current liabilities at September 30, 1994 and October 1, 1993 are summarized as follows (in thousands):

                                 1994       1993

Employment costs             $  8,670   $  7,442
Deferred service revenue       11,374      9,065
Accrued royalties               1,061      1,348
Accrued warranty                  825        779
Accrued interest                  371        422
Sales and use tax payable       1,688      1,078
Other                           4,613      7,014
                               ------     ------
                             $ 28,602   $ 27,148
                               ======     ======

NOTE 6  LONG-TERM DEBT

Long-term debt at September 30, 1994 and October 1, 1993 is summarized as follows (in thousands):

                                                  1994            1993

Indebtedness to banks under secured
  revolving credit agreements
  (8.50% at September 30, 1994)               $  23,200       $  25,500
10.13% senior unsecured notes payable
  in equal semi-annual installments of
  $1,052,632 plus interest through 1998           7,368           9,474
6.15% senior secured notes payable in
  monthly installments of $194,026
  including interest through 1998                 7,780           9,569
                                                 ------          ------
                                                 38,348          44,543
Less current portion of long-term debt            4,008           3,895
                                                 ------          ------
                                              $  34,340       $  40,648
                                                 ======          ======

Long-term  debt  outstanding  at September 30,  1994  matures  as  follows:
$27,208,000 in fiscal 1995, $4,128,000 in fiscal 1996, $4,256,000 in fiscal
1997, $2,756,000 in fiscal 1998 and $0 thereafter.

The Amended and Restated Secured Revolving Credit Agreement, dated October 2, 1992, is with a group of banks. The total borrowing capacity under the agreement is $30,000,000. The agreement expires in January 1996 and will be reviewed in January 1995 for possible extension to January 1997. The agreement has a stated rate of interest on outstanding borrowings of the lesser of the lead bank's prime rate plus 3/4 of 1 percent or the maximum rate, which is the highest nonusurious rate of interest permitted by law. The agreement provides that the rate may be reduced as low as the lead bank's prime rate if certain performance tests are met. The average rate paid in fiscal 1994 was 7.37%. The Company is required to pay a commitment fee of 1/4 of 1 percent per annum on the average daily unborrowed amounts.

The secured revolving credit agreement is secured by the Company's domestic accounts receivable and inventory. The senior secured notes are secured by a first priority lien on portions of the Company's land and buildings located in Mobile, Alabama.

The convenants for both senior note agreements and the secured revolving credit agreement place certain restrictions on the Company and its subsidiaries as to disposal of subsidiaries, sale of assets, working capital, other indebtedness, payments of dividends and guaranties. Among other things, the Company and its subsidiaries must maintain a 2:1 working capital ratio, and $38,450,500 of retained earnings at September 30, 1994 were restricted as to the payment of dividends.

At September 30, 1994, the Company was not in compliance with certain covenants contained in its credit agreements. The Company has requested and received a waiver of non-compliance from the lenders. One member of the three-member bank group has expressed a desire to exit the credit agreement. The Company is currently negotiating to secure a replacement bank before the end of January 1995. In an agreement reached December 9, 1994, the Company and the lenders agreed to add and modify certain covenants, such as the addition of minimum net income requirements and a future reduction in borrowings available from inventory. Management believes the revised borrowing base will yield sufficient borrowing capacity.

Following  is  the  Company's disclosure in accordance  with  Statement  of
Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments." The fair value of the Company's long-term debt is estimated based on the quoted prices for the same or similar issues. The fair value, as of September 30, 1994 and October 1, 1993, has been estimated as follows (in thousands):

                                   1994                 1993
                            Carrying    Fair      Carrying   Fair
                            Amount      Value     Amount     Value

Secured revolving credit
  facility                  $23,200   $23,200    $ 25,500  $25,500
10.13% senior unsecured
  notes                       7,368     7,627       9,476   10,253
6.15% senior secured notes    7,780     7,524       9,569    9,569


NOTE 7  LEASES

The Company has capital leases that expire through fiscal 1999. The Company is obligated under operating leases for certain sales and service offices expiring through fiscal 2003. Future minimum lease payments under capital and operating leases with noncancelable terms in excess of one year as of September 30, 1994 were as follows (in thousands):

                                      Capital
                                       Lease      Operating
Fiscal Year                         Obligations    Leases

1995                                  $  1,247    $  4,796
1996                                       792       4,031
1997                                       596       1,906
1998                                        69         974
1999                                         1         520
Thereafter                                   0       1,342
                                        ------      ------
Total minimum payments                $  2,705    $ 13,569
                                                   =======
Less amounts representing interest         267
                                        ------
Present value of minimum payments        2,438
Less current maturities under
capital lease obligations                1,091
                                       -------
                                      $  1,347
                                       -------

Rent expense under operating leases for fiscal 1994, 1993 and 1992 was $7,233,000, $7,120,000 and $5,711,000, respectively.

Assets recorded under capital leases (included in property, plant and equipment in the accompanying consolidated balance sheets) at September 30, 1994 and October 1, 1993 are summarized as follows (in thousands):

                                   1994         1993

Machinery and equipment        $   3,835    $  2,786
Office furniture and equipment     1,920       1,383
                                  ------      ------
                                   5,755       4,169
Less accumulated depreciation      3,330       2,622
                                  ------      ------
                               $   2,425    $  1,547
                                  ======      ======


NOTE 8  EMPLOYEE BENEFIT PLANS

The Company has a Cash or Deferred Retirement Plan which covers substantially all employees and is a qualified plan under Section 401(k) of the Internal Revenue Code. Employees may make a pretax contribution of up to 10% of their annual salaries and are provided investment choices from among a Retirement Preservation Trust, a Corporate Bond Fund, a Capital
Fund, a Basic Value Fund and a Company Stock Fund. The Company matches employee contributions at varying rates up to a maximum of 3.5% of annual salary, and Company contributions are made on an annual basis. Employees are fully vested on the date of the Company contribution. The plan is a calendar year plan. In fiscal 1994, 1993 and 1992 the Company contributed $1,046,137, $1,029,391 and $914,461 to the plan, respectively.


NOTE 9  STOCK OPTION PLANS

The Company's stock option plans allow incentive or non-qualified stock options to be granted to key employees and directors providing the right, when exercisable, to purchase up to an aggregate of 1,905,238 shares of the Company's common stock. In the case of incentive stock options, the option price is not less than the fair market value at date of grant. A non-qualified optionee may receive the right to receive cash upon the exercise of a non-qualified option in an amount intended to approximate 100% of the amount of the federal, state and local income tax payable by that optionee due to the optionee's exercise of the option and the Company's payment to the optionee of a bonus to pay that income tax liability.

For employees with less than one year of service with the Company, one-fourth of the granted options may be exercised one year after the date of grant, with an additional one-fourth exercisable each year thereafter, although other exercise provisions are allowed. For employees with greater than one year of service, one-fifth of the granted options may be exercised on the date of grant, with an additional one-fifth exercisable each year thereafter, although other exercise provisions are allowed. Options that expire or are canceled prior to exercise are restored to the shares available for future grants. At September 30, 1994, the Company had reserved 699,687 shares for the future grant of options under these plans.

The Company's stock option plans also provide that, in the event of a change of control (as defined in each of the plans), all options then outstanding would become exercisable immediately either in full or in part.

Under the Company's 1987 plan, no more than 500,000 shares may be issued to directors, whether or not they are also key employees. Stock options under the plan expire not later than ten years from the date of grant.

The Company's 1984 plan expired during fiscal 1994, and no additional options can be granted under the plan. Outstanding stock options under the plan were not affected by the plan's expiration.

During fiscal 1994, the Company adopted the Stock Option Plan for Directors whereby non-employee directors receive non-qualified stock option grants annually and may make an irrevocable election annually to receive stock options at a below-market exercise price in lieu of cash directors' fees.

A summary of stock option activity is as follows:

                            Number            Per
                          of Shares          Share               Total
Outstanding,
  September 27, 1991      1,033,075     $4.62 to $ 23.38    $ 13,179,638
  Granted                   317,650      7.38 to   24.12       4,504,938
  Exercised                (134,223)     4.62 to   17.88      (1,216,131)
  Terminated               (115,178)     4.62 to   23.38      (1,308,350)
                          ==========                          ==========


                            Number            Per
                          of Shares          Share               Total
Outstanding,
  October 2, 1992         1,101,324      4.62 to   24.12      15,160,095
  Granted                   269,550      8.50 to   16.25       2,719,100
  Exercised                 (55,394)     4.62 to   15.00        (554,920)
  Terminated               (197,710)     6.62 to   22.38      (3,218,562)
                          ==========                          ==========

                            Number            Per
                          of Shares          Share               Total
Outstanding,
  October 1, 1993         1,117,770      6.75 to   24.12      14,105,713
  GRANTED                   238,571      4.38 to   10.50       2,011,273
  EXERCISED                  (8,602)     7.50 to   14.00         (66,848)
  TERMINATED               (142,188)     7.50 to   24.12      (1,762,637)
                          ==========                          ==========

Outstanding,
  September 30, 1994      1,205,551     $4.38 to $ 24.12    $ 14,287,501
                         ==========                           ==========

Exercisable,
September 30, 1994          619,810
                         ==========


NOTE 10  SUPPLEMENTAL EXECUTIVE RETIREMENT AGREEMENTS

In fiscal 1992, the Company entered into separate agreements with three officers of the Company, under which each officer is entitled to a monthly benefit upon either the officer's leaving the Company's employment, retirement or departure following a change in control of the Company, to be paid over a ten-year benefit period. In fiscal 1994, 1993 and 1992, the Company expensed $291,806, $441,938 and $517,236, respectively, related to these benefits.


NOTE 11  STOCKHOLDER RIGHTS PLAN

In November 1988, the Company adopted a Stockholder Rights Plan and pursuant to the plan declared a dividend on its common stock of one right (a "Right") for each share of common stock then outstanding and for each share of common stock issued thereafter and prior to the time the Rights expire or become exercisable. Upon the occurrence of certain events, each Right becomes exercisable to purchase one one-hundredth of a share of Series A Participating Preferred Stock at a price of $40. The Rights expire on November 30, 1998 and, prior to the occurrence of certain events, may be redeemed at a price of $.01 per Right. Of the Company's 500,000 authorized shares of preferred stock, no par value, the Board of Directors has designated 250,000 shares as Series A Participating Preferred Stock.


NOTE 12  INCOME TAXES

The components of income (loss) before income taxes and the provision (benefit) for income taxes (both domestic and foreign), for fiscal 1994, 1993 and 1992 are summarized as follows (in thousands):

                                      1994          1993         1992

Income (loss) before income taxes:
  Domestic                          $ 6,527      $   (540)    $ (4,497)
  Foreign                            (2,487)       (4,382)         120
                                    -------       -------      -------
Total                               $ 4,040      $ (4,922)    $ (4,377)
                                    =======       =======      =======

Provision (benefit) for income taxes:
Current:
  Federal                           $   436      $    169     $      0
  Foreign                               452        (2,119)         532
  State                                 439             0            0
                                    -------       -------      -------
                                    $ 1,327      $ (1,950)    $    532
                                    -------       -------      -------

Deferred:
  Federal                           $     0      $      0     $ (1,974)
  Foreign                              (247)          424          190
  State                                   0             0         (192)
                                    -------       -------      -------
                                       (247)          424       (1,976)
                                    -------       -------      -------
Total                               $ 1,080      $ (1,526)    $ (1,444)
                                    =======       =======      =======

At September 30, 1994, the Company had domestic operating loss carryovers of approximately $4,200,000 which will expire in fiscal 2007, and general business credit carryovers of approximately $1,700,000 which will expire during fiscal 2002 through 2007. Foreign tax credit carryforwards of approximately $1,600,000 existed at September 30, 1994 and will expire in fiscal 1996 through 1998.

The Company has not recorded deferred income taxes applicable to earnings that are indefinitely reinvested in foreign operations. Undistributed earnings expected to be indefinitely reinvested totaled approximately $4,542,000 at September 30, 1994. Determinations of the amount of domestic taxes which would be payable if such foreign earnings are remitted is not practicable.

During fiscal 1994, the Company settled outstanding issues with tax authorities in Japan, the Netherlands, Canada and the U.S. without adverse results.

A reconciliation of the statutory federal income tax rate to the effective rate for fiscal 1994, 1993 and 1992 is as follows (in thousands):

                                         1994       1993       1992

Tax at federal statutory rate          $ 1,415    $(1,723)   $(1,488)
State income taxes, net of
  federal benefit                          283                  (127)
Research and development
  credit, net                                                   (165)
Utilization of carryovers               (1,465)
Foreign sales corporation benefit         (423)      (221)         0
Tax effect of international
  operations, net                        1,075       (161)       681
Other, net                                 195        579       (345)
                                        ------     ------     ------
Total                                  $ 1,080    $(1,526)   $(1,444)
                                        ======     ======     ======


Deferred tax assets and liabilities that arise as a result of temporary differences at September 30, 1994 and October 1, 1993 are summarized as follows (in thousands):

                                                    1994         1993

Deferred tax assets:
  Inventory reserves                            $   2,085    $   1,040
  Restructuring reserves                                0          757
  Vacation accrual                                    357          254
  General business credits carryforwards            1,742        1,624
  Net operating loss carryforwards                  1,575        3,031
  Other reserves                                      549          801
  Deferred income                                     747           97
  AMT credit carryover                                191          194
  Contribution carryover                                0           77
  Deferred compensation                               275          313
  Other                                               272            2
                                                  -------      -------
     Total gross deferred tax assets                7,793        8,190
  Deferred tax asset valuation allowance           (1,075)      (1,269)
                                                  -------      -------
     Total deferred tax asset                       6,718        6,921

Deferred tax liabilities:
  Depreciation                                     (1,190)      (1,618)
  Capitalized software costs                       (4,842)      (4,982)
  Deferred software costs                            (341)        (243)
  Deferred tooling                                    (98)         (78)
                                                  -------      -------
     Total deferred tax liability                  (6,471)      (6,921)
                                                  -------      -------
  Net deferred tax asset                        $     247    $       0
                                                  =======      =======

The valuation allowance was established based on certain assumptions about levels of future pretax income that are consistent with historical results. As the Company had losses in fiscal 1993 and 1992, the deferred tax asset valuation allowance reflects an evaluation which recognizes uncertainties related to the future utilization of certain carryovers. The valuation allowance for deferred tax assets decreased by $194,000 during fiscal 1994.


NOTE 13  BUSINESS SEGMENT AND FOREIGN OPERATIONS

The Company's domestic operations and those of its wholly owned European, Canadian, Australian, New Zealand and Japanese subsidiaries for fiscal 1994, 1993 and 1992 are summarized as follows (in thousands):

                                      1994        1993        1992

Net sales to unaffiliated
  customers from:
  United States                   $ 157,156    $ 169,853  $ 162,237
  Europe                             78,572       81,413     66,200
  Canada                             18,186       18,974     20,850
  Australia                           7,083        7,601      3,731
  New Zealand                         1,490        1,331      1,280
  Japan                              30,201       18,208      6,393
Net transfer between
  geographic areas                   60,984       53,188     41,249
Adjustments and eliminations        (60,984)     (53,188)   (41,249)
                                    -------      -------    -------
Consolidated                      $ 292,688    $ 297,380  $ 260,691
                                    =======      =======    =======

Substantially all transfers between geographic areas are sales from the U.S. parent to its foreign subsidiaries.

                                      1994         1993       1992

Operating income (loss):
  United States                   $  22,056    $  14,303  $  11,987
  Europe                              2,136        1,862      5,204
  Canada                               (262)        (568)     2,280
  Australia                             115          614          0
  New Zealand                           354            2       (151)
  Japan                               2,012          757     (1,206)
Adjustments and eliminations           (552)         522        684
                                    -------      -------    -------
Consolidated operating profit        25,859       17,492     18,798
General corporate expenses          (18,581)     (18,882)   (18,222)
Interest income                          80          756        468
Interest expense                     (3,235)      (3,342)    (3,037)
Miscellaneous expense                   (83)        (946)    (2,384)
                                    -------      -------    -------
Consolidated income (loss)
  before income taxes             $   4,040    $  (4,922)  $ (4,377)
                                    =======      =======    =======

Identifiable assets:
  United States                   $ 131,179    $ 127,227  $ 127,194
  Europe                             23,009       21,360     19,205
  Canada                              6,711        6,424      6,189
  Australia                           3,076        2,028      1,270
  New Zealand                           492          607        726
  Japan                              13,077        7,143      3,372
Adjustments and eliminations         (2,180)      (1,166)    (1,397)
                                    -------      -------    -------
                                    175,364      163,623    156,559
Corporate assets                      6,659        6,594     11,448
                                    -------      -------    -------
Total assets                      $ 182,023    $ 170,217  $ 168,007
                                    =======      =======    =======

The transfers between geographic areas are priced at cost plus a reasonable profit.

A summary of the Company's foreign sales to indicated geographic areas for fiscal 1994, 1993 and 1992 is as follows (in thousands):

                                      1994        1993        1992

Europe                            $  74,305    $  76,561  $  63,594
Canada                               18,198       18,992     20,859
Far East & Pacific Rim               39,187       27,390     12,860
Other                                 6,654        5,839      6,204
                                    -------      -------    -------
Total                             $ 138,344    $ 128,782  $ 103,517
                                    =======      =======    =======

U.S. export sales included in the above summary for fiscal 1994, 1993 and 1992 were $2,802,489, $1,298,769 and $5,103,000, respectively.

No customer accounted for 10% or more of consolidated net sales for fiscal 1994, 1993 and 1992.


NOTE 14  SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes for fiscal 1994, 1993 and 1992 is as follows (in thousands):

                         1994      1993       1992

Interest              $  3,235  $  3,143   $  2,726
Income taxes             1,193     5,033      5,940

Additions to capital lease assets and related obligations were $1,705,000, $41,000 and $761,000 in fiscal 1994, 1993 and 1992, respectively, as a result of the Company entering into equipment leases.


NOTE 15  COMMITMENTS AND CONTINGENCIES

At September 30, 1994, the Company had a commitment of approximately $13.7 million under contracts to purchase print engines.

The Company was contingently liable for approximately $4.6 million as of September 30, 1994, principally the result of written letters of credit, with various expiration dates, issued in the normal course of business for the purchase of inventory. These letters are not collateralized by the Company.

The Company is a defendant in various litigation in the normal course of business. Based on consultation with various counsel in these matters, management is of the opinion that the ultimate resolution of such claims will not materially affect the Company's financial position or results of operations.


MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS


The management of QMS, Inc. is responsible for the preparation, integrity and objectivity of the consolidated financial statements and all other sections of this annual report. The financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the consolidated financial statements, management made informed estimates and judgments of the expected effects of events and transactions based upon currently available facts and circumstances.

Management maintains a system of internal accounting controls which it believes is adequate to provide reasonable assurance that assets are safeguarded, transactions are executed in accordance with management authorization and the financial records are reliable for preparing the consolidated financial statements. The concept of reasonable assurance recognizes that the cost of a system of internal accounting controls should not exceed the benefits derived and that there are inherent limitations in the effectiveness of any system of internal accounting controls.

The Company's independent auditors, Deloitte & Touche LLP, have audited the Company's consolidated financial statements and expressed an opinion that such statements present fairly the Company's financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Their audit was conducted in accordance with generally accepted auditing standards and included such procedures believed by them to be sufficient to provide reasonable assurance that the consolidated financial statements are free of material misstatement.

The Board of Directors, acting through its Audit Committee, oversees management's responsibilities in the preparation of the consolidated financial statements. In performing this function, the Audit Committee, which is composed of directors who are not employees of the Company, meets periodically with management and the independent auditors to review the work of each. Deloitte & Touche LLP has free access to the Audit Committee and to the Board of Directors, without management present, to discuss internal accounting control, auditing and financial reporting matters.

We believe these policies and procedures provide reasonable assurance that our operations are conducted with a high standard of business conduct and that the financial statements reflect fairy the financial position, results of operations and cash flows of the Company.

/s/James L. Busby
President and Chief Executive Officer



/s/Charles D. Daley
Executive Vice President,
Finance and Administration
and Chief Financial Officer


QUARTERLY DATA


Unaudited quarterly data for the fiscal years ended September 30, 1994 and October 1, 1993.

                                                   1994
Dollars in thousands, except   First       Second      Third     Fourth
  per share amounts            Quarter     Quarter     Quarter   Quarter


Net sales                     $ 70,654    $ 71,283   $ 73,538   $ 77,213
Gross profit                    23,832      23,270     23,748     25,300
Net income (loss)                 (366)        551      1,205      1,570
Earnings (loss) per common
share:
  Primary                     $   (.03)   $    .05   $    .11   $    .15
  Fully diluted               $   (.03)   $    .05   $    .11   $    .15


                                                   1993
Dollars in thousands, except   First       Second      Third     Fourth
  per share amounts            Quarter     Quarter     Quarter   Quarter


Net sales                     $ 77,273    $ 82,491   $ 70,455   $ 67,161
Gross profit                    25,967      27,883     22,730     18,996
Net income (loss)                1,359       1,968     (1,237)    (5,486)
Earnings (loss) per common
share:
  Primary                     $     .13   $    .18   $   (.11)  $   (.51)
  Fully diluted               $     .13   $    .18   $   (.11)  $   (.51)


INDEPENDENT AUDITORS' REPORT

We  have audited the accompanying consolidated balance sheets of QMS,  Inc.
and subsidiaries as of September 30, 1994 and October 1, 1993 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three fiscal years in the period ended September 30, 1994. Our audits also included the financial statement schedule listed in the index at Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of QMS, Inc. and subsidiaries at September 30, 1994 and October 1, 1993 and the results of their operations and their cash flows for each of the three fiscal years in the period ended September 30, 1994 in conformity with generally accepted
accounting  principles.   Also, in our opinion,  such  financial  statement
schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP

Mobile, Alabama
October 20, 1994, except for Note 6 as to which the date is December 9, 1994.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING FINANCIAL DISCLOSURE.

None.


                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this item is incorporated by reference to information under the captions "Proposal 1 - Election of Directors - Directors and Director Nominees and - Compliance with Section 16(a) of the Securities Exchange Act of 1934" on pages 2-4 of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on January 25, 1994 (the "Proxy Statement") and "Executive Officers" on page 4 of the Proxy Statement.


ITEM 11.  EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference to information under the captions "Proposal 1 - Election of Directors - Director Compensation" on page 4, "Executive Compensation Tables" on pages 5-7, "Stock Performance Graph" on page 8, "Executive Agreements" on pages 8-9 and "Report of the Compensation Committee of the Board of Directors of QMS, Inc." on pages 9-11 of the Proxy Statement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this item is incorporated by reference to information under the caption "Beneficial Ownership of Common Stock" on page 5 of the Proxy Statement.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is incorporated by reference to information under the caption "Compensation Committee Interlocks and Insider Participation" on page 11 of the Proxy Statement.



                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)  The following documents are filed as part of this report:

          1.   Financial Statements

               The following financial statements are included in Item 8 of
               Part II:

               Consolidated Statements of Operations for the Fiscal Years Ended September 30, 1994, October 1, 1993 and October 2, 1992.

               Consolidated Statements of Changes in Stockholders' Equity for the Fiscal Years Ended September 30, 1994, October 1, 1993 and October 2, 1992.

               Consolidated Balance Sheets at September 30, 1994 and October 1, 1993.

               Consolidated Statements of Cash Flows for the Fiscal Years Ended September 30, 1994, October 1, 1993 and October 2, 1992.

               Notes to Consolidated Financial Statements for the Fiscal Years Ended September 30, 1994, October 1, 1993 and October 2, 1992.

          2.   Financial Statement Schedules

               The schedule listed below is included herein immediately after the signature pages hereto. Schedules not listed below have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

               Schedule
               Number                 Description

                VIII Valuation and Qualifying Accounts and Reserves for the Three Fiscal Years Ended September 30, 1994.

          The Registrant's independent auditors' report on the financial statements and financial statement schedule listed above is located at Item 8 of Part II.

          3.  Exhibits:

              Exhibit
              Number                  Description

              3(a)         Restated  Certificate of Incorporation,
                           as amended as of February 17, 1987/1/ and Certificate of Amendment thereto filed with the Secretary of State of Delaware as of January 31, 1991./2/

              3(b)         Bylaws of Registrant./1/

              4(a) The rights of security holders are defined in Articles 4, 9 and 10 of the Restated Certificate of Incorporation of the Registrant, Articles II, VI and VII of the Bylaws of the Registrant and the Rights Agreement. [Incorporated herein by reference to Exhibits 3(a), 3(b) and 4(b), respectively.]

              4(b)         Rights  Agreement  dated  November  30,
                           1988./3/

              10(a)(i)     Cash or Deferred Retirement  Plan,
                           as amended and restated as of December 17, 1993./4//*/

              10(a)(ii)    Trust Agreement dated November  1,
                           1993   relating  to  the  Cash  or   Deferred
                           Retirement Plan as amended by an Amendment to
                           the   Trust  Agreement  dated  December   28,
                           1993./4/

              10(b)        QMS,   Inc.   Annual   Individual
                           Incentive  Compensation Plan  -  Fiscal  Year
                           1994./4//*/

              10(c)(i)     Form of 1987 Stock Option Plan,  as
                           amended and restated as of December 13, 1990./2//*/

              10(c)(ii)    Form of First Amendment to the 1987
                           Stock  Option  Plan  effective  November   7,
                           1991./2//*/

              10(d)        Supplemental Executive  Retirement
                           Plan    Agreements   dated   September    30,
                           1991./4//*/

              10(e)(i)     Worldwide Master Purchase Agreement
                           90-01 among Canon U.S.A., Inc., Canon Europa, N.V. and QMS, Inc. dated October 1, 1990./5/

              10(e)(ii)    SX/TX/LX Worldwide Master  Purchase
                           Agreement  90-02  among Canon  U.S.A.,  Inc.,
                           Canon   Europa,  N.V.  and  QMS,  Inc.  dated
                           October 1, 1990./5/

              10(e)(iii)   LBP-20 Purchase Agreement  90-
                           03-LBP-20 between Canon U.S.A., Inc. and QMS,
                           Inc. dated October 1, 1990./5/

              10(f)        Note Agreement dated March 15, 1988
                           ("Note Agreement") delivered by QMS, Inc. to Connecticut General Life Insurance Company for $20,000,000 in aggregate principal amount of QMS, Inc.'s 10.13% Senior Unsecured Notes due March 31, 1998 (the "Senior Notes")./6/

              10(f)(iv)    Amendment  to Guaranty  Agreement,
                           made as of January 30, 1991, regarding the Senior Notes./5/

              10(f)(v)     Second Amendment to  Security  and
                           Trust Agreement, dated as of October 2, 1992, regarding the Senior Notes./5/

              10(f)(vi)    Subordination Agreement,  dated  as
                           of October 2, 1992, by and among certain subsidiaries of QMS, Inc. in favor of AmSouth
                           Bank,  N.A.,  First Union  National  Bank  of
                           North  Carolina  and First National  Bank  of
                           Louisville./5/

              10(f)(vii)   Waiver Agreement, dated as  of
                           November 30, 1992. /5/

              10(f)(viii)  Consolidating  Amendment   to
                           Note Agreement dated June 30, 1993./7/

              10(f)(ix)    Supplemental     Subordination
                           Agreement, dated as of June 30, 1993, by and among certain subsidiaries of QMS, Inc., in favor of AmSouth Bank N.A., National City
                           Bank,  Kentucky and NationsBank  of  Georgia,
                           N.A./7/

              10(f)(x)     Waiver  Agreement  dated   as   of
                           November 23, 1993 waiving certain provisions of the Note Agreement./4/

              10(f)(xi)    Waiver  Agreement  dated   as   of
                           February 25, 1994 waiving certain provisions of the Note Agreement./8/

              10(f)(xii)   Waiver Agreement dated  as  of
                           May 3, 1994 waiving certain provisions of the Note Agreement./9/

              10(f)(xiii)  Waiver Agreement dated  as  of
                           August 12, 1994 waiving certain provisions of the Note Agreement.

              10(f)(xiv)   Waiver Agreement dated  as  of
                           November 30, 1994 waiving certain provisions of the Note Agreement.

              10(g)(i)     Amended   and  Restated   Secured
                           Revolving Credit Agreement ("Amended and Restated Credit Agreement") by and among QMS, Inc. and QMS Circuits, Inc. (Borrowers), AmSouth Bank, N.A. (Agent), and AmSouth Bank, N.A., First Union National Bank of North Carolina and First National Bank of Louisville (Lenders), with respect to $30,000,000, dated October 2, 1992./5/

              10(g)(ii)    Revolving Credit Notes, each  dated
                           October 2, 1992, with First National Bank  of
                           Louisville ($7,500,000), First Union National
                           Bank  of  North  Carolina  ($7,500,000),  and
                           AmSouth Bank, N.A. ($15,000,000)./5/

              10(g)(iii)   Second Amended Agreement Among
                           Borrowers, made as of October 2, 1992./5/

              10(g)(iv)    Waiver  of  Non-Compliance,  dated
                           October 29, 1992./5/

              10(g)(v)     Supplemental Agreement for  Fiscal
                           Year 1993, made as of November 30, 1992./5/

              10(g)(vi)    First  Amendment  to  Amended  and
                           Restated  Credit Agreement,  dated  April  2,
                           1993./7/

              10(g)(vii)   Second Amendment  to  Amended
                           and Restated Credit Agreement, dated June 30,
                           1993./7/

              10(g)(viii)  Supplemental Secured Revolving
                           Credit Agreement ("Supplemental Secured Credit Agreement") by and among QMS, Inc. and QMS Circuits, Inc. (Borrowers), AmSouth Bank N.A., (Agent), and AmSouth Bank N.A., National City Bank, Kentucky and NationsBank of Georgia, N.A. (Lenders), with respect to $7,500,000, dated June 30, 1993./7/

              10(g)(ix)    Supplemental   Revolving   Credit
                           Notes,   each  dated  June  30,  1993,   with
                           National  City  Bank, Kentucky  ($1,875,000),
                           NationsBank of Georgia, N.A. ($1,875,000) and
                           AmSouth Bank N.A. ($3,750,000)./7/

              10(g)(x)     Third  Amendment to  Security  and
                           Trust Agreement, dated June 30, 1993 between QMS, Inc. and QMS Circuits, Inc. and AmSouth Bank N.A., as Trustee./7/

              10(g)(xi)    Assignment dated April 2,  1993  by
                           First Union National Bank of North Carolina to NationsBank of Georgia, N.A. of its rights under the Amended and Restated Revolving
                           Credit Agreement dated October 12, 1992./4/

              10(g)(xii)   Revolving Credit Note  in  the
                           amount  of  $7,500,000 dated  April  2,  1993
                           issued by QMS, Inc. and QMS Circuits, Inc. in
                           favor   of   NationsBank  of  Georgia,   N.A.
                           replacing  the  Revolving Credit  Note  dated
                           October   2,  1992  issued  to  First   Union
                           National Bank of North Carolina./4/

              10(g)(xiii)  Third Amendment to Amended and
                           Restated Credit Agreement dated November  19,
                           1993./4/

              10(g)(xiv)   First Amendment to Supplemental Secured Credit
                           Agreement dated November 19, 1993./4/

              10(g)(xv)    Fourth Amendment  to  Amended  and
                           Restated  Credit  Agreement dated  April  22,
                           1994./8/

              10(g)(xvi)   Waiver Agreement dated  as  of
                           May 3, 1994 waiving certain provisions of the Note Agreement./9/

              10(g)(xvii)  Waiver Agreement dated  as  of
                           August 23, 1994 waiving certain provisions of the Note Agreement.

              10(g)(xviii) Fifth Amendment to Amended and
                           Restated   Credit  Agreement  dated   as   of
                           December 9, 1994.

              10(h)        Form of Executive Agreement entered
                           into with: James L. Busby; Donald L. Parker, Ph.D.; Charles D. Daley; and Raymond A. Rosewall./10//*/

              10(l)(i)     Note Agreement dated June 30,  1993
                           ("1993 Note Agreement") between QMS, Inc. and Connecticut General Life Insurance Company for $10,000,000 in aggregate principal amount of QMS, Inc.'s 6.15% Senior Secured Notes due June 15, 1998./7/

              10(l)(ii)    Mortgage,  Trust   and   Security
                           Agreement  dated June 30, 1993  between  QMS,
                           Inc.  and  First Alabama Bank of  Mobile,  as
                           Trustee, for QMS, Inc. $10,000,000 aggregate principal amount of 6.15% Senior Secured
                           Notes due June 15, 1998./7/

              10(l)(iii)   Senior  Secured  Notes,  each
                           dated   July  1,  1993,  with   CIG   &   CO.
                           ($3,500,000) and ($3,500,000) and ZANDE &  Co
                           ($3,000,000)./7/

              10(l)(iv)    Waiver Agreement dated November 23,
                           1993  waiving certain provisions of the  1993
                           Note Agreement/4/

              10(l)(v)     Waiver  Agreement  dated   as   of
                           February 25, 1994 waiving certain provisions of the Note Agreement./8/

              10(l)(vi)    Waiver Agreement dated as of May 3,
                           1994  waiving certain provisions of the  1993
                           Note Agreement./9/

              10(l)(vii)   Waiver Agreement dated  as  of
                           August 12, 1994 waiving certain provisions of the 1993 Note Agreement.

              10(l)(viii)  Waiver Agreement dated  as  of
                           November 30, 1994 waiving certain provisions of the 1993 Note Agreement.

              10(o) Stock Option Plan, dated July 30, 1984,/11//*/ together with First Amendment thereto effective as of January 1, 1987/1//*/, Second Amendment thereto effective as of November 10, 1987,/1//*/ Third Amendment thereto effective as of April 6, 1989,/10//*/ Fourth Amendment thereto effective as of January 1, 1990/6//*/ and Fifth Amendment thereto effective as of November 7, 1991./2//*/

              10(p)        Stock Option Plan for Directors./12//*/

              11           Statement  Regarding  Computation   of
                           Earnings Per Share.

              21           Subsidiaries of the Registrant.

              23           Consent  of  Deloitte  &  Touche  LLP,
                           independent auditors.

              27           Financial Data Schedules


     /*/  Indicates   a  management  contract  or  compensatory   plan   or
          arrangement.

     /1/ Incorporated herein by reference to exhibit of same number in Registrant's annual report on Form 10-K for the fiscal year ended October 2, 1987 (Commission File No. 1-9348).

     /2/ Incorporated herein by reference to exhibit of same number in Registrant's annual report on Form 10-K for the fiscal year ended September 27, 1991 (Commission File No. 1-9348).

     /3/ Incorporated herein by reference to exhibit of same number in Registrant's annual report on Form 10-K for the fiscal year ended September 30, 1988 (Commission File No. 1-9348).

     /4/ Incorporated herein by reference to exhibit of same number in Registrant's annual report on Form 10-K for the fiscal year ended October 1, 1993 (Commission File No. 1-9348).

     /5/ Incorporated herein by reference to exhibit of same number in Registrant's annual report on Form 10-K for the fiscal year ended October 2, 1992 (Commission File No. 1-9348).

     /6/ Incorporated herein by reference to exhibit of same number in Registrant's quarterly report on Form 10-Q for the quarter ended April 1, 1988 (Commission File No. 1-9348).

     /7/ Incorporated herein by reference to exhibit of same number in Registrant's quarterly report on Form 10-Q for the fiscal quarter ended July 2, 1993 (Commission File No. 1-9348).

     /8/ Incorporated herein by reference to exhibit of same number in Registrant's quarterly report on Form 10-Q for the fiscal quarter ended April 1, 1994 (Commission File No. 1-9348).

     /9/ Incorporated herein by reference to exhibit of same number in Registrant's quarterly report on Form 10-Q for the fiscal quarter ended July 1, 1994 (Commission File No. 1-9348).

     /10/ Incorporated herein by reference to exhibit of same number in Registrant's annual report on Form 10-K for the fiscal year ended September 29, 1989 (Commission File No. 1-9348).

     /11/ Incorporated herein by reference to exhibit of same number in Registrant's Registration Statement on Form S-1, filed September 19, 1984 (Registration No. 2-93329).

     /12/ Incorporated   herein  by  reference  to  Appendix   B   to   the
          Registrant's Proxy Statement for the Annual Meeting of Stockholders held on January 25, 1994 (Commission File No. 1-
          9348).

(b)  Reports on Forms 8-K:  None.


                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   QMS, Inc.

Date:     December 21, 1994        By:  /s/James L. Busby
                                        James L. Busby
                                        President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:     December 21, 1994        By:  /s/James L. Busby
                                        James L. Busby
                                        President and Director
                                        (Principal Executive
                                        Officer)

Date:     December 21, 1994        By:  /s/Charles D. Daley
                                        Charles D. Daley
                                        Executive Vice President,
                                        Finance and Administration,
                                        Treasurer, Chief Financial
                                        Officer and Director
                                        (Principal Financial and
                                        Accounting Officer)

Date:     December 21, 1994        By:  /s/Donald L. Parker, Ph.D.
                                        Donald L. Parker, Ph.D.
                                        Director

Date:     December 21, 1994        By:  /s/Jack R. Altherr
                                        Jack R. Altherr
                                        Director

Date:     December 21, 1994        By:  /s/Lucius E. Burch
                                        Lucius E. Burch
                                        Director


Date:     December 21, 1994        By:  /s/Michael C. Dow
                                        Michael C. Dow
                                        Director


Date:     December 21, 1994        By:  /s/G. William Speer
                                        G. William Speer
                                        Director



                               SCHEDULE VIII
                        QMS, INC. AND SUBSIDIARIES
              VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
            FOR THE THREE FISCAL YEARS ENDED SEPTEMBER 30, 1994


                                      Additions
                        Balance at   Charged to
                        Beginning    Costs and    Deductions   Balance at
Description              of Year      Expenses       (a)      End of Year

Allowance for doubtful
 accounts--deducted
 from receivables
 in the balance sheet

 YEAR ENDED
 OCTOBER 2, 1992.... $   653,000   $  575,000   $  610,000   $  618,000
                        =========    =========    =========    =========

 YEAR ENDED
 OCTOBER 1, 1993.... $   618,000   $  326,000   $  364,000   $  580,000
                        =========    =========    =========    =========

 YEAR ENDED
 SEPTEMBER 30, 1992..$   580,000   $  228,000   $  304,000   $  504,000
                        =========    =========    =========    =========


                                      Additions
                       Balance at    Charged to
                       Beginning     Costs and    Deductions     Balance at
Description             of Year       Expenses       (b)        End of Year

Inventory reserve--
 deducted from inven-
 tory in the balance
 sheet

 YEAR ENDED
 OCTOBER 2, 1992.... $ 7,499,000   $ 5,357,000   $ 6,840,000   $ 6,016,000
                       =========     =========     =========     =========

 YEAR ENDED
 OCTOBER 1, 1993.... $ 6,016,000   $ 8,923,000   $ 8,635,000   $ 6,304,000
                       =========     =========     =========     =========

 YEAR ENDED
 SEPTEMBER 30, 1992..$ 6,304,000   $ 5,388,000   $ 4,884,000   $ 6,808,000
                       =========     =========     =========     =========

(a)  Uncollectible accounts written off
(b)  Disposal of inventory



                                   INDEX

3.  Exhibits:

  Exhibit                                                              Page
  Number          Description                                         Number

   3(a)           Restated Certificate of Incorporation,
                  as amended as of February 7, 1987/1/ and Certificate of Amendment thereto filed with the Secretary of State of Delaware as of January 31, 1991,/2/

   3(b)           Bylaws of Registrant/1/

   4(a) The rights of security holders are defined in Articles 4, 9 and 10 of the Restated Certificate of Incorporation of the Regis-trant, Articles II, VI and VII of the Bylaws of the Registrant and the Rights Agreement. [Incorporated herein by reference to Exhibits 3(a), 3(b) and 4(b), respectively.]

   4(b)           Rights Agreement dated November 30, 1988./3/

   10(a)(i) Cash or Deferred Retirement Plan, as amended and restated as of December 17, 1993. /4//*/

   10(a)(ii)      Trust Agreement dated November 1, 1993
                  relating to the Cash or Deferred Retirement
                  Plan as amended by an Amendment to the
                  Trust Agreement dated December 28, 1993./4/

   10(b) QMS, Inc. Annual Individual Incentive Compen-sation Plan - Fiscal Year 1994./4//*/

   10(c)(i) Form of 1987 Stock Option Plan, as amended and restated as of December 13, 1990./2//*/

   10(c)(ii)      Form of First Amendment to the 1987 Stock
                  Option Plan effective November 7, 1991./2//*/

   10(d)          Supplemental Executive Retirement Plan
                  Agreements dated September 30, 1991. /4//*/

   10(e)(i) Worldwide Master Purchase Agreement 90-01 among Canon U.S.A., Inc., Canon Europa,
                  N.V. and QMS, Inc. dated October 1, 1990./5/

   10(e)(ii)      SX/TX/LX Worldwide Master Purchase Agreement
                  90-02 among Canon U.S.A., Inc., Canon Europa,
                  N.V. and QMS, Inc. dated October 1, 1990./5/

   10(e)(iii)     LBP-20 Purchase Agreement 90-03-LBP-20
                  between Canon U.S.A., Inc. and QMS, Inc.
                  dated October 1, 1990./5/

   10(f) Note Agreement dated March 15, 1988 ("Note Agreement") delivered by QMS, Inc. to Connecticut General Life Insurance Company for $20,000,000 in aggregate principal amount of QMS, Inc.'s 10.13% Senior Unsecured Notes due March 31, 1998 (the "Senior Notes")./6/

   10(f)(iv)      Amendment to Guaranty Agreement, made as of
                  January 30, 1991, regarding the Senior
                  Notes./5/

   10(f)(v) Second Amendment to Security and Trust Agreement, dated as of October 2, 1992, regarding the Senior Notes./5/

   10(f)(vi)      Subordination Agreement, dated as of October 2,
                  1992, by and among certain subsidiaries of QMS, Inc. in favor of AmSouth Bank, N.A., First
                  Union National Bank of North Carolina and
                  First National Bank of Louisville./5/

   10(f)(vii)     Waiver Agreement, dated as of November 30,
                  1992./5/

   10(f)(viii)    Consolidating Amendment to Note Agreement
                  dated June 30, 1993./7/

   10(f)(ix)      Supplemental Subordination Agreement, dated
                  as of June 30, 1993, by and among certain subsidiaries of QMS, Inc., in favor of AmSouth Bank N.A., National City Bank,
                  Kentucky and NationsBank of Georgia, N.A./7/

   10(f)(x)       Waiver Agreement dated as of November 23,
                  1993 waiving certain provisions of the Note
                  Agreement./4/

   10(f)(xi)      Waiver Agreement dated as of February 25,
                  1994 waiving certain provisions of the Note
                  Agreement./8/

   10(f)(xii)     Waiver Agreement dated as of May 3, 1994
                  waiving certain  provisions of the Note
                  Agreement./9/

   10(f)(xiii)    Waiver Agreement dated as of August 12,               48
                  1994 waiving certain provisions of the Note
                  Agreement.

   10(f)(xiv)     Waiver Agreement dated as of November 30,             50
                  1994 waiving certain provisions of the Note
                  Agreement.

   10(g)(i) Amended and Restated Secured Revolving Credit Agreement ("Amended and Restated Credit Agreement") by and among QMS, Inc. and QMS Circuits, Inc. (Borrowers), AmSouth Bank, N.A. (Agent), and AmSouth Bank, N.A., First Union National Bank of North Carolina and First National Bank of Louisville (Lenders), with respect to $30,000,000, dated October 2, 1992./5/

   10(g)(ii)      Revolving Credit Notes, each dated October 2,
                  1992, with First National Bank of Louisville
                  ($7,500,000), First Union National Bank of
                  North Carolina ($7,500,000), and AmSouth Bank,
                  N.A. ($15,000,000)./5/

   10(g)(iii)     Second Amended Agreement Among Borrowers, made
                  as of October 2, 1992./5/

   10(g)(iv)      Waiver of Non-Compliance, dated October 29,
                  1992./5/

   10(g)(v) Supplemental Agreement for Fiscal Year 1993, made as of November 30, 1992./5/

   10(g)(vi)      First Amendment to Amended and Restated Credit
                  Agreement, dated April 2, 1993./7/

   10(g)(vii)     Second Amendment to Amended and Restated Credit
                  Agreement, dated June 30, 1993./7/

   10(g)(viii)    Supplemental Secured Revolving Credit Agreement
                  ("Supplemental Secured Credit Agreement") by and among QMS, Inc. and QMS Circuits, Inc.
                  (Borrowers), AmSouth Bank N.A., (Agent), and
                  AmSouth Bank N.A., National City Bank, Kentucky and NationsBank of Georgia, N.A. (Lenders), with respect to $7,500,000, dated June 30, 1993./7/

   10(g)(ix)      Supplemental Revolving Credit Notes, each dated
                  June 30, 1993, with National City Bank,
                  Kentucky ($1,875,000), NationsBank of Georgia,
                  N.A. ($1,875,000) and AmSouth Bank N.A.
                  ($3,750,000)./7/

   10(g)(x) Third Amendment to Security and Trust Agreement, dated June 30, 1993 between QMS, Inc. and QMS
                  Circuits, Inc. and AmSouth Bank N.A., as
                  Trustee./7/

   10(g)(xi)      Assignment dated April 2, 1993 by First Union
                  National Bank of North Carolina to NationsBank of Georgia, N.A. of its rights under the Amended and Restated Revolving Credit Agreement dated October 12, 1992./4/

   10(g)(xii)     Revolving Credit Note in the amount of
                  $7,500,000 dated April 2, 1993 issued by QMS,
                  Inc. and QMS Circuits, Inc. in favor of Nations-
                  Bank of Georgia, N.A. replacing the Revolving
                  Credit Note dated October 2, 1992 issued to First
                  Union National Bank of North Carolina./4/

   10(g)(xiii)    Third Amendment to Amended and Restated Credit
                  Agreement dated November 19, 1993./4/

   10(g)(xiv)     First Amendment to Supplemental Secured Credit
                  Agreement dated November 19, 1993./4/

   10(g)(xv)      Fourth Amendment to Amended and Restated Credit
                  Agreement dated April 22, 1994./8/

   10(g)(xvi)     Waiver Agreement dated as of May 3, 1994
                  waiving certain provisions of the Note
                  Agreement./9/

   10(g)(xvii)    Waiver Agreement dated as of August 23, 1994         52
                  waiving certain provisions of the Note
                  Agreement.

    10(g)(xviii)  Fifth Amendment to Amended and Restated Credit       53
                  Agreement dated as of December 9, 1994.

   10(h)          Form of Executive Agreement entered into with:
                  James L. Busby; Donald L. Parker, Ph.D.;
                  Charles D. Daley; and Raymond A. Rosewall./10//*/

   10(l)(i) Note Agreement dated June 30, 1993 ("1993 Note Agreement") between QMS, Inc. and Connecticut General Life Insurance Company for $10,000,000 in aggregate principal amount of QMS, Inc.'s 6.15% Senior Secured Notes due June 15, 1998./7/

   10(l)(ii)      Mortgage, Trust and Security Agreement dated
                  June 30, 1993 between QMS, Inc. and First
                  Alabama Bank of Mobile, as Trustee, for QMS,
                  Inc. $10,000,000 aggregate principal amount of 6.15% Senior Secured Notes due June 15, 1998./7/

   10(l)(iii)     Senior Secured Notes, each dated July 1, 1993,
                  with CIG & CO. ($3,500,000) and ($3,500,000)
                  and ZANDE & Co ($3,000,000)./7/

   10(l)(iv)      Waiver Agreement dated November 23, 1993
                  waiving certain provisions of the 1993 Note
                  Agreement./4/

   10(l)(v) Waiver Agreement dated as of February 25, 1994 waiving certain provisions of the Note
                  Agreement./8/

   10(l)(vi)      Waiver Agreement dated as of May 3, 1994
                  waiving certain provisions of the 1993 Note
                  Agreement./9/


   10(l)(vii)     Waiver Agreement dated as of August 12, 1994          57
                  waiving certain provisions of the 1993 Note
                  Agreement.

   10(l)(viii)    Waiver Agreement dated as of November 30, 1994        59
                  waiving certain provisions of the 1993 Note
                  Agreement.

   10(o) Stock Option Plan, dated July 30, 1984,/11//*/ together with First Amendment thereto effective as of January 1, 1987/1//*/, Second Amendment thereto effective as of November 10, 1987,/1//*/ Third Amendment thereto effective as of April 6, 1989,/10//*/ Fourth Amendment thereto effective as of January 1, 1990/6//*/ and Fifth Amendment thereto effective as of November 7, 1991./2//*/

   10(p)          Stock Option Plan for Directors./12//*/

   11             Statement Regarding Computation of Earnings Per       61
                  Share.

   21             Subsidiaries of the Registrant.                       62

   23             Consent of Deloitte & Touche LLP, independent         63
                  auditors.

   27             Financial Data Schedules                              64

   /*/   Indicates   a   management  contract  or  compensatory   plan   or
          arrangement.

   /1/   Incorporated  herein by reference to exhibit  of  same  number  in
          Registrant's annual report on Form 10-K for the fiscal year ended October 2, 1987 (Commission File No. 1-9348).

   /2/   Incorporated  herein by reference to exhibit  of  same  number  in
          Registrant's annual report on Form 10-K for the fiscal year ended September 27, 1991 (Commission File No. 1-9348).

   /3/   Incorporated  herein by reference to exhibit  of  same  number  in
          Registrant's annual report on Form 10-K for the fiscal year ended September 30, 1988 (Commission File No. 1-9348).

   /4/   Incorporated herein by reference to exhibit of same number in
          Registrant's annual report on Form 10-K for the fiscal year ended October 1, 1993 (Commission File No. 1-9348).

   /5/   Incorporated  herein by reference to exhibit  of  same  number  in
          Registrant's annual report on Form 10-K for the fiscal year ended October 2, 1992 (Commission File No. 1-9348).

   /6/   Incorporated  herein by reference to exhibit  of  same  number  in
          Registrant's quarterly report on Form 10-Q for the quarter ended April 1, 1988 (Commission File No. 1-9348).

   /7/   Incorporated herein by reference to exhibit of same number in
          Registrant's quarterly report on Form 10-Q for the fiscal quarter ended July 2, 1993 (Commission File No. 1-9348).

   /8/   Incorporated herein by reference to exhibit of same number in
          Registrant's quarterly report on Form 10-Q for the fiscal quarter ended April 1, 1994 (Commission File No. 1-9348).

   /9/   Incorporated herein by reference to exhibit of same number in
          Registrant's quarterly report on Form 10-Q for the fiscal quarter ended July 1, 1994 (Commission File No. 1-9348).

   /10/ Incorporated herein by reference to exhibit of same number in Registrant's annual report on Form 10-K for the fiscal year ended September 29, 1989 (Commission File No. 1-9348).

   /11/ Incorporated herein by reference to exhibit of same number in Registrant's Registration Statement on Form S-1, filed September 19, 1984 (Registration No. 2-93329).

   /12/  Incorporated   herein  by  reference  to   Appendix   B   to   the
          Registrant's Proxy Statement for the Annual Meeting of Stockholders held on January 25, 1994 (Commission File No. 1-
          9348).

   (b)   Forms 8-K:  None.
_______________________________
<F1>1  The following registered trademarks of the Registrant are used herein: QMS-PS(R), ColorScript(R), Crown(R), and MAGNUM(R). PostScript is a trademark of Adobe Systems Incorporated, which may be registered in certain jurisdictions, and PCL(R) is a registered trademark of Hewlett Packard Company.