Form 10-Q
period 1994-12-30
QMS INC
filed 1995-02-13
CIK 710983

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549


                            FORM 10-Q

(MARK ONE)

(X)  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
     SECURITIES  EXCHANGE ACT OF 1934

For the quarterly period ended   DECEMBER 30, 1994

                               OR

( )  TRANSITION  REPORT PURSUANT TO SECTION 13 OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ------- to -------


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


                             (334) 633-4300
(Registrant's telephone number, including area code)

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

      APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the  number of  shares outstanding of  the issuer's common stock, as  of  the
latest practicable date   10,676,815 at January 27, 1995.

                   QMS, INC. AND SUBSIDIARIES


                              INDEX



PART I - FINANCIAL INFORMATION                           PAGE NUMBER

Item 1. Financial Statements
        Condensed Consolidated Balance Sheets
           (unaudited) as of December 30, 1994 and
           September 30, 1994                               3-4
        Condensed Consolidated Statements of Operations
           (unaudited) for the three months ended
           December 30, 1994 and December 31, 1993           5
        Condensed Consolidated Statements of Cash
           Flows (unaudited) for the three months ended
           December 30, 1994 and December 31, 1993           6
        Notes to Condensed Consolidated Financial
           Statements (unaudited) for the three months
           ended December 30, 1994 and December 31, 1993     7
        Computation of Earnings Per Common Share             8

Item 2.  Management's Discussion and Analysis of
        Financial Condition and Results of Operations       9-10


PART II - OTHER INFORMATION                                  11

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

                   QMS, INC. AND SUBSIDIARIES

                 PART I.  FINANCIAL INFORMATION
                  ITEM 1.  FINANCIAL STATEMENTS

              CONDENSED CONSOLIDATED BALANCE SHEETS
         as of December 30, 1994 and September 30, 1994
                           (Unaudited)


                                       DECEMBER 30,      September 30,
IN THOUSANDS                              1994               1994

ASSETS

CURRENT ASSETS
  Cash and Cash Equivalents             $  3,815           $  4,956
  Trade Receivables (less allowance
    for doubtful accounts of $498
    at December 1994 and $504 at
    September 1994)                       46,530             51,462
  Inventories, Net (Note 3)               73,696             69,770
  Other Current Assets                     9,759              8,335
                                         -------            -------

   Total Current Assets                  133,800            134,523
                                         -------            -------

PROPERTY, PLANT AND EQUIPMENT             74,857             72,880
  Less Accumulated Depreciation           43,803             42,054
                                         -------            -------

  Property, Plant and Equipment, Net      31,054             30,826
                                         -------            -------

OTHER ASSETS                              16,430             16,674
                                         -------            -------

  TOTAL ASSETS                          $181,284           $182,023
                                        ========           ========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   QMS, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED BALANCE SHEETS
         as of December 30, 1994 and September 30, 1994
                           (Unaudited)


                                          DECEMBER 30,     September 30,
in thousands                                  1994             1994

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts and Notes Payable               $ 23,482          $ 20,791
  Other                                      30,850            34,342
                                            -------           -------

   Total Current Liabilities                 54,332            55,133
                                            -------           -------

LONG-TERM DEBT AND CAPITAL LEASE
  OBLIGATIONS                                35,780            35,687
                                            -------           -------
DEFERRED INCOME TAXES                         2,189             2,201
                                            -------           -------

STOCKHOLDERS' EQUITY                         88,983            89,002
                                            -------           -------

  TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                   $181,284          $182,023
                                           ========          ========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   QMS, INC. AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTHS ENDED
             DECEMBER 30, 1994 AND DECEMBER 31, 1993
                           (Unaudited)


                                            Three Months Ended
                                        DECEMBER 30,   December 31,
in thousands, except per share amounts      1994          1993

NET SALES                                   $70,520      $70,654

COST OF GOODS SOLD                           47,846       46,822
                                            -------       -------

GROSS PROFIT                                 22,674       23,832

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                    21,643       22,673
                                            -------      -------

OPERATING INCOME                              1,031        1,159
                                            -------      -------

OTHER INCOME (EXPENSE)
  Interest Income                                13           17
  Interest Expense                             (924)        (872)
  Miscellaneous Expense                         (20)        (834)
                                            -------      -------

      Total Other Expense                      (931)      (1,689)
                                            -------      -------

INCOME (LOSS) BEFORE INCOME TAXES               100         (530)

INCOME TAX PROVISION (BENEFIT)                   28         (164)
                                            -------      -------

NET INCOME (LOSS)                           $    72      $  (366)
                                            =======      =======

EARNINGS (LOSS) PER COMMON
  SHARE (Note 2)
  Primary                                   $  0.01      $ (0.03)
  Fully Diluted                             $  0.01      $ (0.03)

SHARES USED IN PER SHARE COMPUTATION
  (Note 2)
  Primary                                    10,726       10,706
  Fully Diluted                              10,726       10,706

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                   QMS, INC. AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
  FOR THE THREE MONTHS ENDED DECEMBER 30, 1994 AND DECEMBER 31,
                              1993
                           (Unaudited)


                                          DECEMBER 30,   December 31,
in thousands                                   1994          1993

Cash Flows from Operating Activities:
  Net Income (Loss)                          $   72       $ (366)
  Adjustments to Reconcile Net Income
  to Net Cash Provided by
     (Used in) Operating Activities:
     Depreciation of Property, Plant and
     Equipment                                2,184        2,363
     Amortization of Capitalized and
     Deferred Software                        2,783        2,017
     Provision for Losses on Inventory          900         (663)
     Other                                        4          (60)
  Changes in Assets and Liabilities
    that provided (used) cash:
     Trade Receivables                        4,892       (2,237)
     Inventories                             (4,826)       3,574
     Accounts Payable                         2,69         5,844
     Income Tax Payable                      (1,164)           0
     Other                                   (3,705)      (1,989)
                                            -------      -------
       Net Cash Provided by Operating
       Activities                             3,831        8,483

Cash Flows from Investing Activities:
  Purchase of Property, Plant and
    Equipment                                (2,499)      (1,220)
  Additions to Capitalized and Deferred
    Software Costs                           (2,425)      (1,842)
  Other                                          46            0
                                            -------      -------
       Net Cash Used in Investing
         Activities                          (4,878)      (3,062)

Cash Flows from Financing Activities:
  Proceeds from Long-Term Debt and
     Capital Leases                             700            0
  Payments of Long-Term Debt and Capital
    Leases, including  Current Maturities      (709)      (2,347)
  Proceeds from Stock Options Exercised          30            9
  Other                                           0         (244)
                                            -------      -------
       Net Cash Provided by (used in)
         Financing Activities                    21       (2,582)

Effect of Exchange Rate Changes on Cash        (115)        (538)
                                            -------      -------
Net Change in Cash and Cash Equivalents      (1,141)       2,301
Cash and Cash Equivalents at Beginning
  of Period                                   4,956        3,582
                                            -------      -------
Cash and Cash Equivalents at End of
  Period                                    $ 3,815      $ 5,883
                                            -------      -------


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   QMS, INC. AND SUBSIDIARIES


      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED
             DECEMBER 30, 1994 AND DECEMBER 31, 1993

                           (Unaudited)

1.  MANAGEMENT OPINION

    In the opinion of management, the condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of December 30, 1994 and September 30, 1994 and the results of operations and changes in cash flows for the three months ended December 30, 1994 and December 31, 1993. The results of operations for the three months ended December 30, 1994 are not necessarily indicative of the results to be expected for the fiscal year ending September 29, 1995.

2.  PER COMMON SHARE COMPUTATIONS

    Per  share  computations are based on  the  weighted  average number  of  common shares outstanding during the  period  and
    the   dilutive  effect  of  the  assumed  exercise  of  stock
    options.

3.  INVENTORIES

    Inventories at December 30, 1994 and September 30, 1994 are summarized as follows (in thousands):

                                     DECEMBER 30,       September 30,
                                        1994                1994

     Raw materials                    $  23,577          $  24,003
     Work in process                      4,757              5,842
     Finished goods                      51,808             46,733
     Inventory reserve                   (6,446)            (6,808)
                                      ---------          ---------

          TOTAL                       $  73,696          $  69,770
                                      =========          =========

4.   COMMITMENTS AND CONTINGENCIES

     At September 30, 1994, the Company had a commitment of approximately $13.7 million under contracts to purchase print engines. As of December 30, 1994, the Company had a commitment of approximately $20.9 million to purchase print engines under purchase contracts.

     The  Company was contingently liable for approximately  $3.8 million as of December 30, 1994. This was principally the result of letters of credit issued in the normal course of business for the purchase of inventory.

5.   RECLASSIFICATIONS

     Certain  reclassifications have been  made  to  fiscal  1994 amounts to conform to the fiscal 1995 presentation.


                   QMS, INC. AND SUBSIDIARIES

         COMPUTATION OF EARNINGS (LOSS) PER COMMON SHARE
                           (Unaudited)


                                                Three Months Ended
                                           DECEMBER 30,     December 31,
in thousands, except per share amounts         1994             1993

Net income (loss)                            $    72          $  (366)
                                             =======          =======

Shares used in this computation:
 Weighted average common shares
   outstanding                                10,675           10,706

 Shares applicable to stock options,
 net of shares assumed to be purchased
 from proceeds at average market                  51                0
                                             -------          -------

Total shares for earnings per common
 share computation (primary)                  10,726           10,706
                                             -------          -------

Total fully diluted shares                    10,726           10,706
                                             -------          -------

Earnings per common share - primary         $   0.01         $  (0.03)
                                            ========         ========

Earnings per common share -
fully diluted                               $   0.01         $  (0.03)
                                            ========         ========

                   QMS, INC. AND SUBSIDIARIES

                  PART I. FINANCIAL INFORMATION
         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Table 1:  Net Sales Comparisons for Key Channels of Distribution

                              Quarter ended December 30, 1994
(000's)                  Q1, 1995       Q1, 1994       Difference
U.S. Direct              $ 10,677       $ 10,572         $    105
U.S. Reseller               4,780         12,144           (7,364)
QMS Europe                 23,384         19,156            4,228
QMS Japan                   6,851          5,744            1,107
All Other                  24,828         23,038            1,790
                         --------       --------         --------
Total                    $ 70,520       $ 70,654         $   (134)
                         ========       ========         ========


Net sales for the first fiscal quarter of 1995 were essentially the same as net sales for the first fiscal quarter of 1994. The sales by key distribution channels in the first quarter of fiscal 1995 (the three months ended December 30, 1994) compared to the first quarter of fiscal 1994 (the three months ended December 31,
1993) are shown in Table 1 above. The United States direct channel is the Company's primary method of distribution for the higher end of the Company's product offerings to major corporate accounts and governmental agencies. The net sales improvements in the direct channel for the first quarter of fiscal 1995 compared to the first quarter of fiscal 1994 can be attributed to sales of new products introduced into the channel during fiscal 1994, which include the QMS 3825 monochrome laser printer and the magicolor(TM) color laser printer, in addition to increased sales of the QMS 3225 and QMS 1725. Fiscal 1995 net sales through the United States reseller channel for the first quarter are significantly below the fiscal 1994 first quarter net sales achievement. The United States reseller channel is the Company's primary method of distribution for up to sixteen page-per-minute monochrome laser printers and color laser printers. As was experienced throughout fiscal 1994, new competition in these product classes is the primary cause of the lower net sales. In QMS Europe, net sales for the first quarter of fiscal 1995 increased 22.1% over the first quarter sales of fiscal 1994. The increase in net sales is directly related to sales of the magicolor(TM) color laser printer and the QMS 1060 and QMS 1660 monochrome laser printers which were introduced into this market during the last quarter of fiscal 1994. Net sales in QMS Japan increased 19.3% for the first quarter of fiscal 1995 compared to the first quarter of fiscal 1994. The increased net sales came from sales of the QMS 1660 and QMS 1060, which are sixteen and ten page-per-minute monochrome laser printers, respectively, and the magicolor(TM) color laser printer. These products were introduced into this market during the fourth quarter of fiscal 1994.

Overall, the Company's gross profit as a percentage of sales declined from 33.7% in the first quarter of fiscal 1994 to 32.2% in the first quarter of fiscal 1995. This decline is primarily due to pricing pressure resulting from the increased competition principally in the United States reseller channel and in Europe, which resulted in the need to reduce some sales prices at the lower end of the Company's product offerings. The introduction of higher margin color and monochrome printers into several of the Company's markets during the latter part of fiscal 1994 is anticipated to help shift net sales towards higher margin print systems. The Company purchases print engine mechanisms and memory components from Japanese suppliers. Fluctuations in foreign currency exchange rates will affect the prices of these products. Negative impacts can be mitigated through yen-sharing arrangements with suppliers, foreign exchange contracts, price negotiations and the natural hedge provided by sales denominated in the yen; however, severe price increases resulting from exchange rate fluctuations could develop which would adversely affect operating results.

Selling, general and administrative expenses declined 4.5% in the first quarter of fiscal 1995 compared to the first quarter of fiscal 1994. This improvement is a direct result of the
Company's   continuing  cost  reduction   efforts   and   expense
management practices.

Total other expense decreased by $.8 million in the first quarter of fiscal 1995 compared to the first quarter of fiscal 1994. This decrease resulted primarily from changes in the translation of balance sheet elements that were denominated in foreign currencies.

The Company's effective tax rate was 28% for the first quarter of fiscal 1995 compared to 31% for the same period of fiscal 1994. This decrease is due principally to the effect of the Company being able to utilize tax credits and other carryovers not previously available.


Liquidity and Capital Resources

During the first quarter of fiscal 1995 the Company's financing came principally from operations and borrowings on the revolving credit loan. The Company's net working capital was $79.5 million at December 30, 1994 compared to $79.4 million at September 30, 1994.

Bank borrowings under the Company's secured revolving credit agreement were $23.9 million at December 30, 1994.

The Company was not in compliance with certain of its revolving credit agreement covenants at the end of the first quarter of fiscal 1995 and requested and received a waiver of the non-compliance. As discussed in the Company's annual report Form 10-K for the year ended September 30, 1994, management is negotiating to replace one of the three members of the revolving credit agreement and belives the replacement will be accomplished in a timely manner.

Management believes that the Company's continuing working capital and capital expenditure needs will be met by cash flow from operations and by the secured revolving credit agreement. Although management believes that the Company's relationship with its lenders is good, future waivers from the lenders, if necessary, will depend on the Company's performance.

                   QMS, INC. AND SUBSIDIARIES

                   PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

The Company's annual report on Form 10-K for the year ended September 30, 1994 reported the status of Sharon L. McNider v. QMS, Inc., et. al. During the first quarter of 1995, a continuance was granted and the case is now scheduled for trial on March 27, 1995. No other material developments occurred in this case during the first quarter of fiscal 1995.

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


ITEM 2 - CHANGES IN SECURITIES - None.


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES - None.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The  Company's Annual Meeting of Stockholders was held on January
25, 1995. The results of the voting on the election of directors were as follows:

     Nominee               For        Withheld     Total Votes Cast

James L. Busby          9,488,754      144,541        9,633,295
Lucius E. Burch, III    9,489,493      143,802        9,633,295

Accordingly, all nominees for the Board of Directors were elected.


ITEM 5 - OTHER INFORMATION - None.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

   a)  Exhibits:

   Exhibit
   Number        Description

     27          Financial Data Schedule

   b)  Reports:  None.



                   QMS, INC. AND SUBSIDIARIES



                           SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                              QMS, INC.
                              (Registrant)





Date: February 13, 1995       /s/ Charles D. Daley
                              CHARLES D. DALEY
                              Executive Vice President - Finance and
                               Administration, Chief Financial Officer
                              (Mr. Daley is the Principal Financial
                              Officer and has been duly authorized
                              to sign on behalf of the registrant.)