Form 10-Q
period 1995-03-31
QMS INC
filed 1995-05-15
CIK 710983

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ---------------

                                   FORM 10-Q

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         MARCH 31, 1995
                               -------------------------------------------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               ------------------   ------------------

                         Commission file number 1-9348
                                                ------
                                   QMS, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         DELAWARE                                      63-0737870
- --------------------------------------------------------------------------------
(State or other jurisdiction of         (I.R.S.  Employer Identification Number)
incorporation or organization)


   ONE MAGNUM PASS, MOBILE, AL                                     36618
- --------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)


                                (334) 633-4300
- --------------------------------------------------------------------------------
(Registrant's telephone number, including area code)



                                NOT APPLICABLE
- --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                        Yes   X           No
                                             ---              ---

         APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of the issuer's common stock, as of the latest practicable date 10,676,815 AT APRIL 28, 1995.
- -----------------------------

                           QMS, INC. AND SUBSIDIARIES


                                     INDEX



PART I - FINANCIAL INFORMATION                                                          PAGE NUMBER
                                                                                        -----------
  Item 1.  Financial Statements
    Condensed Consolidated Balance Sheets
         (unaudited) as of March 31, 1995 and
         September 30, 1994                                                              3 - 4
    Condensed Consolidated Statements of Operations
         (unaudited) for the three and six months ended
         March 31, 1995 and April 1, 1994                                                  5
    Condensed Consolidated Statements of Cash Flows
         (unaudited) for the six months ended
         March 31, 1995 and April 1, 1994                                                  6
    Notes to Condensed Consolidated Financial Statements
         (unaudited) for the six months ended
         March 31, 1995 and April 1, 1994                                                7 - 8
    Computation of Earnings Per Common Share                                               9

  Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                            10 - 12


PART II - OTHER INFORMATION                                                                13

  Item 1.          Legal Proceedings
  Item 2.          Changes in Securities
  Item 3.          Defaults upon Securities
  Item 4.          Submission of Matters to a Vote of Security Holders
  Item 5.          Other Information
  Item 6.          (a)   Exhibits
                   (b)   Reports on Form 8-K

SIGNATURES                                                                                 14


                           QMS, INC. AND SUBSIDIARIES

                         PART I.  FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  as of March 31, 1995 and September 30, 1994

                                                                                  (Unaudited)
                                                                                   March 31,          September 30,
in thousands                                                                         1995                1994
- -------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
    Cash and Cash Equivalents                                                    $      4,720         $       4,956
    Trade Receivables (less allowance for doubtful
      accounts of $609 at March 1995 and $504
      at September 1994)                                                               47,255                51,462
    Inventories, Net (Note 3)                                                          70,223                69,770
    Other Current Assets                                                               11,157                 8,335
                                                                                 ------------         -------------

    Total Current Assets                                                              133,355               134,523

PROPERTY, PLANT AND EQUIPMENT                                                          76,043                72,880
    Less Accumulated Depreciation                                                      45,375                42,054
                                                                                 ------------         -------------

    Property, Plant and Equipment, Net                                                 30,668                30,826

OTHER ASSETS                                                                           16,139                16,674
                                                                                 ------------         -------------

    TOTAL ASSETS                                                                 $    180,162         $     182,023
                                                                                 ============         =============


See Notes to Condensed Consolidated Financial Statements

                           QMS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  as of March 31, 1995 and September 30, 1994

                                                                                   (Unaudited)
                                                                                     March 31,       September 30,
in thousands                                                                          1995                1994
- ------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts and Notes Payable                                                   $     26,423         $     20,791
    Revolving Credit Loan & Short-term Debt                                            27,535                    0
    Other                                                                              35,783               34,342
                                                                                 ------------         ------------

       Total Current Liabilities                                                       89,741               55,133

OTHER LIABILITIES                                                                       1,501                    0

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS                                           10,482               35,687

DEFERRED INCOME TAXES                                                                   2,193                2,201

STOCKHOLDERS' EQUITY                                                                   76,245               89,002
                                                                                 ------------         ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $    180,162         $    182,023
                                                                                 ============         ============

See Notes to Condensed Consolidated Financial Statements

                           QMS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
      For the Three and Six Months Ended March 31, 1995 and April 1, 1994
                                  (Unaudited)

                                                             Three Months Ended                 Six Months Ended
                                                             ------------------                -----------------
                                                          March 31,        April 1,          March 31,      April 1,
in thousands, except per share amounts                      1995            1994               1995           1994
- --------------------------------------------------------------------------------------------------------------------
NET SALES                                               $    66,651     $     71,283       $   137,172    $  141,937

COST OF GOODS SOLD                                           56,298           48,013           104,146        94,835
                                                        -----------     ------------       -----------    ----------

GROSS PROFIT                                                 10,353           23,270            33,026        47,102

SELLING, GENERAL AND ADMINISTRATIVE
    EXPENSES                                                 21,645           21,735            43,288        44,408

RESTRUCTURING EXPENSE                                         2,685                0             2,685             0
                                                        -----------     ------------       -----------    ----------
OPERATING INCOME (LOSS)                                     (13,977)           1,535           (12,947)        2,694
                                                        -----------     ------------       -----------    ----------

OTHER INCOME (EXPENSE)
    Interest Income                                              27               16                40            33
    Interest Expense                                         (1,068)            (837)           (1,991)       (1,709)
    Miscellaneous Income (Expense)                              508               84               486          (750)
                                                        -----------     ------------       -----------    ----------
         Total Other Expense                                   (533)            (737)           (1,465)       (2,426)
                                                        -----------     ------------       -----------    ----------

INCOME (LOSS) BEFORE INCOME TAXES                           (14,510)             798           (14,412)          268

INCOME TAX PROVISION                                              0              247                26            83
                                                        -----------     ------------       -----------    ----------

NET INCOME (LOSS)                                       $   (14,510)    $        551       $   (14,438)   $      185
                                                        ===========     ============       ===========    ==========

EARNINGS (LOSS) PER COMMON SHARE (Note 2)
    Primary                                             $     (1.36)    $       0.05       $     (1.35)   $     0.02
    Fully Diluted                                       $     (1.36)    $       0.05       $     (1.35)   $     0.02

SHARES USED IN PER SHARE COMPUTATION (Note 2)
    Primary                                                  10,677           10,735            10,676        10,748
    Fully Diluted                                            10,677           10,735            10,676        10,748

See Notes to Condensed Consolidated Financial Statements

                           QMS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the Six Months Ended March 31, 1995 and April 1, 1994
                                  (Unaudited)

                                                                                 March 31,            April 1,
in thousands                                                                       1995                 1994
- ----------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
    Net Income (Loss)                                                             $(14,438)            $     185
    Adjustments to Reconcile Net Income to Net Cash
        Provided by Operating Activities:
         Depreciation of Property, Plant and Equipment                               4,351                 4,683
         Amortization of Capitalized and Deferred Software                           5,433                 3,901
         Provision for Losses on Inventory                                           8,545                 2,887
         Provision for Restructuring Expense                                         2,685                     0
         Other                                                                          64                   180
    Changes in Assets and Liabilities that provided (used) cash:
         Trade Receivables                                                           4,091                (5,804)
         Inventories                                                                (8,997)                2,737
         Accounts Payable                                                            5,632                 4,203
         Income Tax Payable                                                            303                   571
         Other                                                                      (3,022)                  292
                                                                                  --------             ---------
             Net Cash Provided by Operating Activities                               4,647                13,835

Cash Flows from Investing Activities:
    Purchase of Property, Plant and Equipment                                       (4,579)               (3,331)
    Additions to Capitalized and Deferred Software Costs                            (4,546)               (3,977)
    Other                                                                              358                   102
                                                                                  --------             ---------
            Net Cash Used in Investing Activities                                   (8,767)               (7,206)

Cash Flows from Financing Activities:
    Proceeds from Short-Term Debt                                                    5,035                     0
    Payments of Revolving Credit Loan                                                 (700)                    0
    Proceeds from Capital Leases                                                       413                     0
    Payments of Long-Term Debt and Capital Leases, including
      Current Maturities                                                            (2,546)               (5,442)
    Proceeds from Stock Options Exercised                                               30                    19
    Other                                                                                0                  (112)
                                                                                  --------             ---------
         Net Cash Provided by (used in) Financing Activities                         2,232                (5,535)

Effect of Exchange Rate Changes on Cash                                              1,652                   (34)
                                                                                  --------             ---------

Net Change in Cash and Cash Equivalents                                               (236)                1,060
Cash and Cash Equivalents at Beginning of Period                                     4,956                 3,582
                                                                                  --------             ---------
Cash and Cash Equivalents at End of Period                                        $  4,720             $   4,642
                                                                                  ========             =========

See Notes to Condensed Consolidated Financial Statements

                           QMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE SIX MONTHS ENDED MARCH 31, 1995 AND APRIL 1, 1994
                                  (Unaudited)

1.    MANAGEMENT OPINION

      In the opinion of management, the condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of March 31, 1995 and September 30, 1994, the results of operations for the three and six months ended March 31, 1995 and April 1, 1994 and changes in cash flows for the six months ended March 31, 1995 and April 1, 1994. All adjustments included in the condensed consolidated financial statements are of a normal recurring nature except for the special and restructuring charges recognized in the second quarter of fiscal 1995, which are discussed in Part I, Item 2.
      The results of operations for the six months ended March 31, 1995 are not necessarily indicative of the results to be expected for the fiscal year ending September 29, 1995.

2.    PER COMMON SHARE COMPUTATIONS

      Per share computations are based on the weighted average number of common shares outstanding during the period and the dilutive effect of the assumed exercise of stock options.

3.    INVENTORIES

      Inventories at March 31, 1995 and September 30, 1994 are summarized as follows (in thousands):

                                                                March 31,             September 30,
                                                                   1995                  1994
                                                                   ----                  ----
Raw materials                                                 $     20,035           $    24,003
Work in process                                                      4,849                 5,842
Finished goods                                                      56,892                46,733
Inventory reserve                                                  (11,553)               (6,808)
                                                              ------------           -----------

          TOTAL                                               $     70,223           $    69,770
                                                              ============           ===========

4.    COMMITMENTS AND CONTINGENCIES

      At September 30, 1994, the Company had a commitment of approximately $13.7 million under contracts to purchase print engines. As of March 31, 1995, the Company had a commitment of approximately $28.3 million to purchase print engines under purchase contracts.

      The Company was contingently liable for approximately $1.9 million as of March 31, 1995. This was principally the result of letters of credit issued in the normal course of business for the purchase of inventory.

      The Company was not in compliance with certain covenants contained in its credit agreements related to the senior secured notes (6.15% and 10.13%) and its revolving credit agreement with a bank group at the end of the second quarter of fiscal 1995. Covenant violations include noncompliance with minimum net income requirements, interest coverage and borrowings in excess of the borrowing base. The underlying problem giving rise to these violations is the lack of an adequate and consistent revenue and earnings stream which has adversely affected the Company's cash flow. Due to the covenant violations and because of the bank group's desire to exit the credit agreement at the end of January 1996, a cap on borrowing capacity has been instituted by the bank group. As of May 5, 1995, that cap was $22.5 million. The Company is working with the bank group to allow for an expansion of the cap to the limits of a restructured borrowing base; however, management cannot be certain that the expansion will be accomplished. The Company is pursuing alternative methods of refinancing this debt from both U.S. and foreign sources. Although the lenders have not indicated an intent to accelerate the repayment of the Company's indebtedness, they collectively may do so because of the covenant violations. The holder of the senior secured notes has informed the Company that the status of its debt will remain unchanged if the Company can successfully refinance its borrowings under the Revolving Credit Agreement. The Company has worked with certain of its key suppliers to arrange for extended payment terms and these suppliers have been cooperative principally because of the Company's history of paying in a consistent manner.

         The Company's ability to meet its continuing working capital and capital expenditure needs is dependent upon adequate cash flow from operations and its ability to successfully renegotiate its credit agreements.

5.       RECLASSIFICATIONS

         Certain reclassifications have been made to fiscal 1994 amounts to conform to the fiscal 1995 presentation.

                           QMS, INC. AND SUBSIDIARIES

                COMPUTATION OF EARNINGS (LOSS) PER COMMON SHARE
                                  (Unaudited)

                                                                Three Months Ended           Six Months Ended
                                                                ------------------           ------------------
                                                            March 31,          April 1,    March 31,       April 1,
in thousands, except per share amounts                         1995             1994         1995           1994
- --------------------------------------------------------------------------------------------------------------------
Net income (loss)                                         $    (14,510)      $      551    $  (14,438)   $      185
                                                          ============       ==========    ==========    ==========

Shares used in this computation:
     Weighted average common shares outstanding                 10,677           10,707        10,676        10,706

     Shares applicable to stock options, net of shares
     assumed to be purchased from proceeds at
     average market                                                  0               28             0            42
                                                          ------------       ----------   -----------    ----------

Total shares for earnings per common share
     computation (primary)                                      10,677           10,735        10,676        10,748
                                                          ------------       ----------   -----------    ----------

Total fully diluted shares                                      10,677           10,735        10,676        10,748
                                                          ------------       ----------   -----------    ----------

Earnings (loss) per common share - primary                $      (1.36)      $     0.05   $     (1.35)   $     0.02
                                                          ============       ==========   ===========    ==========

Earnings (loss) per common share - fully diluted          $      (1.36)      $     0.05   $     (1.35)   $     0.02
                                                          ============       ==========   ===========    ==========

                          QMS, INC. AND SUBSIDIARIES

                        PART I. FINANCIAL INFORMATION
               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Table 1:  Net Sales Comparisons for Key Channels of Distribution

                                 Quarter ended March 31, 1995                   Six Months Ended March 31, 1995
- ------------------------------------------------------------------------------------------------------------------
    (000's)                   1995         1994       Difference               1995         1994      Difference
    -------                   ----         ----       ----------               ----         ----      ----------
U.S. Direct               $   10,170    $ 10,404       $   (234)          $    20,847    $   20,976    $   (129)
U.S. Reseller                  2,865       7,413         (4,548)                7,645        19,557     (11,912)
QMS Europe                    20,702      19,675          1,027                44,086        38,830       5,256
QMS Japan                      9,263       8,252          1,011                16,114        13,996       2,118
All Other                     23,651      25,539         (1,888)               48,479        48,578         (99)
                          ----------    --------       --------           -----------    ----------    --------
Total                     $   66,651    $ 71,283       $ (4,632)          $   137,171    $  141,937    $ (4,766)
                          ==========    ========       ========           ===========    ==========    ========

Net sales for the second fiscal quarter of 1995 declined by 6.5% from net sales for the second fiscal quarter of 1994 and by 3.4% in the six-month comparison. The sales by key distribution channels in the second quarter of fiscal 1995 (the three months ended March 31, 1995) compared to the second quarter of fiscal 1994 (the three months ended April 1, 1994) and the six month periods ending on the same dates are shown in Table 1 above. The United States direct channel is the Company's primary method of distribution for the higher end of the Company's product offerings to major corporate accounts and governmental agencies. Net sales in the direct channel for the three- and six-month periods ending March 31, 1995 are essentially the same compared to the same periods in fiscal 1994. Fiscal 1995 net sales through the United States reseller channel for the second quarter and first six months are significantly below the fiscal 1994 net sales achievements. The United States reseller channel is the Company's primary method of distribution for up to sixteen page-per-minute monochrome laser printers and color laser printers. As was experienced throughout fiscal 1994, new competition in these product classes is the primary cause of the lower net sales. In QMS Europe, net sales for the second quarter of fiscal 1995 increased 5.2% over the second quarter sales of fiscal 1994 and increased 13.5% during the six-month comparison. The increase in net sales is directly related to sales of the magicolor(TM) color laser printer and the QMS 1060 and QMS 1660 monochrome laser printers which were introduced into this market during the last quarter of fiscal 1994 and sales of the magicolor LX color laser printer which was introduced in March 1995. Net sales in QMS Japan increased 12.3% for the second quarter of fiscal 1995 compared to the second quarter of fiscal 1994 and 15.1% during the six-month comparison. The increased net sales came from sales of the QMS 1660 and QMS 1060, which are sixteen and ten page-per-minute monochrome laser printers, respectively, and the magicolor(TM) and magicolor LX color laser printers. These products were introduced into this market during the fourth quarter of fiscal 1994 except for the magicolor LX which was introduced during March 1995.

Overall, the Company's gross profit as a percentage of sales declined from 32.6% to 15.5% in the three-month comparison and from 33.2% to 24.1% in the six-month comparison. This decline is primarily due to three factors. The most significant of these factors is approximately $6.8 million of special charges included in the second quarter of fiscal 1995 which are associated principally with inventory revaluation. The second of these factors is lower margins resulting from the introduction in March 1995 of the magicolor LX at a reference price of $4,999. This action had the effect of increasing demand for the Company's color laser printers; however, because of the lower net selling price, profit margins for this product line negatively affected overall margins. The Company anticipates that increased demand for the magicolor LX printer will subsequently result in an increase in the relatively high margin consumable and service revenues. The third factor affecting profit margins is the continuing competition principally in the United States reseller channel which resulted in the need to reduce some selling prices at the lower end of the Company's product offerings. The recently introduced sales strategy described above for the magicolor LX color printer, combined with the introduction in the latter part of fiscal 1994 of higher margin monochrome laser printers in several of the Company's markets, is anticipated to shift net sales towards higher overall profit margins in forthcoming periods.

The Company purchases print engine mechanisms and memory components from Japanese suppliers. Fluctuations in foreign currency exchange rates will affect the prices of these products. The Company attempts to mitigate possible negative impacts through yen-sharing arrangements with suppliers, foreign exchange contracts, price negotiations and the natural hedge provided by sales denominated in the yen; however, material price increases resulting from exchange rate fluctuations could develop which would adversely affect operating results.

Selling, general and administrative expenses declined slightly in the second quarter of fiscal 1995 compared to the second quarter of fiscal 1994 and 2.5% in the six-month comparison. Restructuring charges of approximately $2.7 million were recognized in the second quarter of fiscal 1995. Included in the restructuring charges are costs related to severance and outplacement services for approximately 70 employees in the United States or 5% of worldwide employment. In addition, the restructuring charges include cost reductions to be implemented in foreign operations. The total restructuring effort, when fully implemented, is expected to reduce operating expenses by approximately 10%.

Total other expense decreased by $0.2 million in the second quarter of fiscal 1995 compared to the second quarter of fiscal 1994 and by $1 million in the six-month comparison. These decreases resulted primarily from changes in the translation of balance sheet elements that were denominated in foreign currencies.

Finished goods inventories were $56.9 million at March 31, 1995 compared to $46.7 million at September 30, 1994. This increase of $10.2 million, or 21.8%, is due to lower than expected sales during the first and second quarters of fiscal 1995, principally in the United States reseller channel. The increase in finished goods is partially offset by a decrease of $4.0 million, or 16.7%, in raw materials inventories and a decrease of $1.0 million, or 17%, in work in process inventories. Inventory reserves increased $4.7 million from September 30, 1994 to March 31, 1995. This increase is related to additional reserves for inventory revaluation which were part of the special charges recognized in the second quarter of fiscal 1995.

The Company's effective tax rate was zero for the second quarter and first six months of fiscal 1995 compared to 31% for the same periods of fiscal 1994. Although the Company anticipates future operating income, because of factors beyond management's control, there can be no guarantee that future tax benefits will be realized; therefore, no income tax benefit or deferred tax assets resulting from net operating losses have been recognized in the current fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

During the second quarter of fiscal 1995, the Company's working capital and capital expenditure requirements came principally from operations, short-term bank loans and capitalized leases. The Company's net working capital was $43.6 million at March 31, 1995 compared to $79.4 million at September 30, 1994.
This reduction is principally due to reclassification of the revolving credit loan, which totaled $22.5 million at March 31, 1995, from long-term debt to short-term debt and new short-term bank borrowings totaling $5 million at March 31, 1995.

The Company was not in compliance with certain covenants contained in its credit agreements related to the senior secured notes (6.15% and 10.13%) and its revolving credit agreement with a bank group at the end of the second quarter of fiscal 1995. Covenant violations include noncompliance with minimum net income requirements, interest coverage and borrowings in excess of the borrowing base. The underlying problem giving rise to these violations is the lack of an adequate and consistent revenue and earnings stream which has adversely affected the Company's cash flow. Due to the covenant violations and because of the bank group's desire to exit the credit agreement at the end of January 1996, a cap on borrowing capacity has been instituted by the bank group. As of May 5, 1995, that cap was $22.5 million. The Company is working with the bank group to allow for an expansion of the cap to the limits of a restructured borrowing base; however, management cannot be certain that the expansion will be accomplished. The Company is pursuing alternative methods of refinancing this debt from both U.S. and foreign sources. Although the lenders have not indicated an intent to accelerate the repayment of the Company's indebtedness, they collectively may do so because of the covenant violations. The holder of the senior secured notes has informed the Company that the status of its debt will remain unchanged if the Company can successfully refinance its borrowings under the Revolving Credit Agreement. The Company has worked with certain of its key suppliers to arrange for extended payment terms and these suppliers have been cooperative principally because of the Company's history of paying in a consistent manner.

The Company's ability to meet its continuing working capital and capital expenditure needs is dependent upon adequate cash flow from operations and its ability to successfully renegotiate its credit agreements.

                           QMS, INC. AND SUBSIDIARIES

                          PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

The Company's annual report on Form 10-K for the year ended September 30, 1994 reported the status of Sharon L. McNider v. QMS, Inc., et. al. During the second quarter of 1995, a continuance was granted and the case is now scheduled for trial on June 6, 1995. No other material developments occurred in this case during the second quarter of fiscal 1995.

The Company is a defendant in various litigation in the normal course of business. Management is of the opinion that the ultimate resolution of such claims will not materially affect the Company's financial position or results of operations.

ITEM 2 - CHANGES IN SECURITIES - None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

(a) At March 31, 1995, the Company was not in compliance with certain covenants contained in the Amended and Restated Secured Revolving Credit Agreement, dated October 2, 1992, the 10.13% senior secured notes payable and the 6.15% senior secured notes payable. Covenant violations include noncompliance with minimum net income requirements, interest coverage and funds borrowed in excess of the borrowing base.

The current Amended and Restated Secured Revolving Credit Agreement expires in January 1996 and the existing bank group who are the lenders under this agreement have informed the Company that they do not intend to renew the Agreement. The Company is pursuing alternative methods of refinancing this debt from both U.S. and foreign sources and expects to accomplish the refinancing in a timely manner. Accordingly, this debt has been classified in the March 31, 1995 financial statements as short-term debt.

The Company has not received a waiver of the noncompliance for the senior note agreements; however, the holder of the notes has informed the Company that the status of its debt will remain unchanged subject to the Company successfully refinancing the revolving credit agreement.
Accordingly, this debt is classified in the March 31, 1995 financial statements as long-term.

(b)        None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  - None.

ITEM 5 - OTHER INFORMATION - None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

a)  Exhibits:

    Exhibit
    Number                    Description
    ------                    -----------
      27                      Financial Data Schedule

(b)  Reports:  None.

                           QMS, INC. AND SUBSIDIARIES



                                   SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                         QMS, INC.
                                                         (Registrant)





Date:      May 12, 1995                                  /s/ James K. Doan
      -----------------                                  -----------------
                                                         JAMES K. DOAN
                                                         Executive Vice President - Finance and
                                                            Administration, Chief Financial Officer
                                                         (Mr. Doan is the Principal Financial
                                                         Officer and has been duly authorized
                                                         to sign on behalf of the registrant.)


                                EXHIBIT INDEX




EXHIBIT
  NO.                      DESCRIPTION
- -------                    -----------
 27                   Financial Data Schedule
