Form 10-K/A
period 1994-12-31
QMS INC
filed 1995-06-29
CIK 710983

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-K/A

(Mark One)

/x/  ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF
  1934.  [FEE REMITTED WITH FORM 10-K]
  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1994.

                                       OR

/  / ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF
  1934.  [FEE REQUIRED]
  FOR THE TRANSITION PERIOD FROM                     TO
                                   -----------------    -----.

                         Commission file number 1-9348

                                   QMS, INC.
                                   ---------

             (Exact name of registrant as specified in its charter)


           Delaware                             63-0737870
- -----------------------------------------------------------------

     (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)            Identification No.)

     One Magnum Pass, Mobile, Alabama              36618
- -----------------------------------------------------------------

    (Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code:  (334) 633-4300

Securities registered pursuant to Section 12(b) of the Act:

                                             Name of Each Exchange on
     Title of Each Class                        Which Registered
     -------------------                     --------------------


     Common Stock, $.01
     par value per share                     New York Stock Exchange

     Rights to purchase shares of Series A   New York Stock Exchange
     Participating Preferred Stock

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
Yes   XX     No
      --        ------------


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                               ----

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



QMS, Inc. Cash or Deferred
Retirement Plan

Statements of Net Assets Available for Benefits as of December 31, 1994 and 1993,
Related Statements of Changes in Net Assets Available for Benefits for the Years Then Ended, Additional
Information (Supplemental Schedules), and
Independent Auditors' Report



QMS, INC. CASH OR DEFERRED RETIREMENT PLAN

TABLE OF CONTENTS

                                                             Page
                                                             ----


INDEPENDENT AUDITORS' REPORT                                 1-2
FINANCIAL STATEMENTS:

  Statements of Net Assets Available for Benefits,
     December 31, 1994 and 1993                              3-4

  Statements of Changes in Net Assets Available
     for Benefits
     For the Years Ended December 31, 1994 and 1993          5-6

  Notes to Financial Statements                              7-9

SUPPLEMENTAL SCHEDULES:

  Item 27a - Schedule of Assets Held for
     Investment Purposes,
     December 31, 1994                                        10

  Item 27d - Schedule of Reportable Transactions
     For the Year Ended December 31, 1994                     11



INDEPENDENT AUDITORS' REPORT

Plan Administrator
QMS, Inc. Cash or Deferred Retirement Plan:

We have audited the accompanying statements of net assets available for benefits of the QMS, Inc. Cash or Deferred Retirement Plan as of December 31, 1994 and 1993, and the related statements of changes in net assets available for benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan at December 31, 1994 and 1993, and the changes in net assets available for benefits for the years then ended in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of (1) Item 27a - Schedule of Assets Held for Investment Purposes, December 31, 1994, and
(2) Item 27d - Schedule of Reportable Transactions for the Year Ended December 31, 1994, are presented for the purpose of additional analysis and are not a required part of the basic financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The supplemental information by fund in the statements of net assets available for benefits and the statements of changes in net assets available for benefits is presented for the purpose of additional analysis rather than to present the net assets available for benefits and changes in net assets available for benefits of the individual funds. The supplemental schedules and supplemental information by fund is the responsibility of the Plan's management. Such supplemental schedules and supplemental information by fund have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, are fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.



May 19, 1995


QMS, INC. CASH OR DEFERRED RETIREMENT PLAN

STATEMENT OF NET ASSETS AVAILABLE FOR BENEFITS
DECEMBER 31, 1994

                                                              Supplemental Information by Fund
                                                 ------------------------------------------------------------------------


                                                    Loans to           Basic             Retirement           Corporate
                                                  Participants         Value            Preservation            Bond
ASSETS

Investments - at fair value:
   Merrill Lynch Retirement
      Preservation Trust                                                                 $4,510,202
   Merrill Lynch Corporate
      Bond Fund Investment
      Grade Class A                                                                                            $193,425
   Merrill Lynch Capital
      Fund Class A
   QMS, Inc. Stock
   Merrill Lynch Basic Value
      Fund Class A                                                     $627,479
   Loans to participants                             $1,121,500
                                                     ----------        --------          ----------            --------
Total investments                                     1,121,500         627,479           4,510,202             193,425

Employer Contributions
   Receivable                                                            50,549             363,340              15,582

Other Assets                                                              7,355              57,385               2,041
                                                     ----------        --------          ----------            --------
Total Assets                                          1,121,500         685,383           4,930,927             211,048
                                                     ----------        --------          ----------            --------
Net Assets Available
   For Benefits                                      $1,121,500        $685,383          $4,930,927            $211,048
                                                     ==========        ========          ==========            ========


(Continued below)
See notes to financial statements.


QMS, INC. CASH OR DEFERRED RETIREMENT PLAN

STATEMENT OF NET ASSETS AVAILABLE FOR BENEFITS
DECEMBER 31, 1994
(Continued)

                                                              Supplemental Information by Fund
                                                    ------------------------------------------------------------------


                                                      Company                                           Total
                                                       Stock                  Capital                   Funds
ASSETS

Investments - at fair value:
   Merrill Lynch Retirement
      Preservation Trust                                                                               $4,510,202
   Merrill Lynch Corporate
      Bond Fund Investment
      Grade Class A                                                                                       193,425
   Merrill Lynch Capital
      Fund Class A                                                           $5,535,746                 5,535,746
   QMS, Inc. Stock                                    $1,673,478                                        1,673,478
   Merrill Lynch Basic Value
      Fund Class A                                                                                        627,479
   Loans to participants                                                                                1,121,500
                                                      ----------             ----------               -----------
Total investments                                      1,673,478              5,535,746                13,661,830

Employer Contributions
   Receivable                                            134,815                445,958                 1,010,244

Other Assets                                              11,228                 38,284                   116,293
                                                      ----------             ----------               -----------
Total Assets                                           1,819,521              6,019,988                14,788,367
                                                      ----------             ----------               -----------
Net Assets Available
   For Benefits                                       $1,819,521             $6,019,988               $14,788,367
                                                      ==========             ==========               ===========


See notes to financial statements.



QMS, INC. CASH OR DEFERRED RETIREMENT PLAN

STATEMENT OF NET ASSETS AVAILABLE FOR BENEFITS
DECEMBER 31, 1993

                                                      Supplemental Information by Fund
                                         -----------------------------------------------------------------

                                            Retirement        Corporate       Company                           Total
                                           Preservation         Bond           Stock           Capital          Funds
ASSETS

Investments - at current
   quoted market value:
   Merrill Lynch Retirement
      Preservation Trust                    $4,323,818                                                        $4,323,818
   Merrill Lynch Corporate
      Bond Fund Investment
      Grade Class A                                            $4,423                                              4,423
   Merrill Lynch Capital
      Fund Class A                                                                            $5,763,863       5,763,863
   QMS, Inc. Stock                                                          $1,535,144                         1,535,144
                                            ----------        -------       ----------        ----------     -----------
Total investments                            4,323,818          4,423        1,535,144         5,763,863      11,627,248

Employer Contributions
   Receivable                                  350,452         14,336          185,108           496,241       1,046,137

Other Receivables                               96,366          1,733           57,725           132,358         288,182
                                            ----------        -------       ----------        ----------     -----------
Total Assets                                 4,770,636         20,492        1,777,977         6,392,462      12,961,567
                                            ----------        -------        ---------        ----------     -----------
Net Assets Available
   for Benefits                             $4,770,636        $20,492       $1,777,977        $6,392,462     $12,961,567
                                            ==========        =======       ==========        ==========     ===========



See notes to financial statements.


QMS, INC. CASH OR DEFERRED RETIREMENT PLAN

STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
FOR THE YEAR ENDED DECEMBER 31, 1994

                                                              Supplemental Information by Fund
                                                 ------------------------------------------------------------------------

                                                    Loans to           Basic             Retirement           Corporate
                                                  Participants         Value            Preservation            Bond
INCREASES:
Contributions:
   Participants                                                      $203,694              $668,436             $64,651
   Employer                                                            50,549               363,340              15,582
                                                                     --------            ----------            --------
Total contributions                                                   254,243             1,031,776              80,233
                                                                     --------            ----------            --------
Investment income (loss):
   Interest                                                             3,904               253,981               1,175
   Dividends                                                           36,591                                    11,201
   Net depreciation in fair
      value of investments                                            (34,261)                                  (19,382)
                                                                     --------            ----------            --------
Total investment income (loss)                                          6,234               253,981              (7,006)
Miscellaneous receipts                                                                        9,795                  12
                                                                     --------            ----------            --------
Total increase                                                        260,477             1,295,552              73,239
                                                                     --------            ----------            --------
DECREASES:
Benefit payments (Note 4)                             $23,313          56,100               679,492               4,222
Noncash benefit distributions
Other decreases                                                           185
                                                   ----------        --------            ----------            --------
Total decreases                                        23,313          56,285               679,492               4,222
                                                   ----------        --------            ----------            --------
Interfund Transfers                                 1,144,813         481,191              (455,769)            121,539
                                                   ----------        --------            ----------            --------
Net Increase (Decrease)                             1,121,500         685,383               160,291             190,556

Net Assets Available
   for Benefits:
Beginning of Year                                                                         4,770,636              20,492
                                                   ----------        --------            ----------            --------
End of Year                                        $1,121,500         685,383             4,930,927             211,048
                                                   ==========        ========            ==========            ========


(Continued below)
See notes to financial statements.



QMS, INC. CASH OR DEFERRED RETIREMENT PLAN

STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
FOR THE YEAR ENDED DECEMBER 31, 1994
(Continued)

                                                          Supplemental Information by Fund
                                                 -------------------------------------------------
                                                  Company                                   Total
                                                   Stock              Capital               Funds
INCREASES:
Contributions:
   Participants                                   $323,605            $960,262           $2,220,648
   Employer                                        134,815             445,958            1,010,244
                                                ----------          ----------           ----------
Total contributions                                458,420           1,406,220            3,230,892
                                                ----------          ----------           ----------
Investment income (loss):
   Interest                                          5,784              22,869              287,713
   Dividends                                            77             497,817              545,686
   Net depreciation in fair
      value of investments                         (40,341)           (430,918)            (524,902)
                                                ----------          ----------           ----------
Total investment income (loss)                     (34,480)             89,768              308,497
Miscellaneous receipts                              23,036               1,193               34,036
                                                ----------          ----------           ----------
Total increase                                     446,976           1,497,181            3,573,425
                                                ----------          ----------           ----------
DECREASES:
Benefit payments (Note 4)                          131,029             680,131            1,574,287
Noncash benefit distributions                      123,199              48,954              172,153
Other decreases                                                                                 185
                                                ----------          ----------           ----------
Total decreases                                    254,228             729,085            1,746,625
                                                ----------          ----------           ----------
Interfund Transfers                               (151,204)         (1,140,570)
                                                ----------          ----------
Net Increase (Decrease)                             41,544            (372,474)           1,826,800

Net Assets Available
   for Benefits:
Beginning of Year                                1,777,977           6,392,462           12,961,567
                                                ----------          ----------           ----------
End of Year                                      1,819,521           6,019,988           14,788,367
                                                ==========          ==========           ==========


See notes to financial statements.


QMS, INC. CASH OR DEFERRED RETIREMENT PLAN

STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
FOR THE YEAR ENDED DECEMBER 31, 1993

                                                           Supplemental Information by Fund
                                         ------------------------------------------------------------------------------

                                                                          AmSouth
                                         ------------------------------------------------------------------------------

                                             Variable        Diversified      Company          Money          Benefit
                                              Income            Stock          Stock           Market       Distribution
INCREASES:
Contributions:
   Participants                               $515,007          $733,806       $334,029       $162,865         $(318)
   Employer
                                            ----------        ----------     ----------       --------         -----
Total Contibutions                             515,007           733,806        334,029        162,865          (318)
                                            ----------        ----------     ----------       --------         -----
Investment income (loss):
   Interest                                     94,779            29,460          1,594         15,168           221
   Dividends                                                      70,385
   Net appreciation (depreciation)
      in fair value of investments             106,649           576,447       (347,992)
                                            ----------        ----------     ----------       --------         -----
Total investment income
   (loss)                                      201,428           676,292       (346,398)        15,168           221
                                            ----------        ----------     ----------       --------         -----
Total increase (decrease)                      716,435         1,410,098        (12,369)       178,033           (97)
                                            ----------        ----------     ----------       --------         -----
DECREASES:
Benefit payments (Note 4)                      323,860           512,278        102,654         57,950
Noncash benefit distributions                                                   136,093
                                            ----------        ----------     ----------       --------
Total decreases                                323,860           512,278        238,747         57,950
                                            ----------        ----------     ----------       --------
Interfund Transfers                           (386,908)          982,320       (277,053)      (317,931)         (428)
                                            ----------        ----------     ----------       --------         -----
Net increase (decrease)
   before cumulative effect
   of change in accounting
   principle                                     5,667         1,880,140       (528,169)      (197,848)         (525)

Cumulative effect of change
   in accounting principle                      97,251           229,370        138,808         15,801
                                            ----------        ----------     ----------       --------         -----

Net increase (decrease)                        102,918         2,109,510       (389,361)      (182,047)         (525)

Transfers between Trustees                  (3,770,413)       (5,688,278)    (1,757,763)      (485,964)

Net Assets Available for
   Benefits:
   Beginning of Year                         3,667,495         3,578,768      2,147,124        668,011           525
                                            ----------        ----------     ----------       --------         -----
   End of Year                              $                 $              $                $                $
                                            ==========        ==========     ==========       ========         =====



(Continued Below)
See notes to financial statements.

QMS, INC. CASH OR DEFERRED RETIREMENT PLAN

STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
FOR THE YEAR ENDED DECEMBER 31, 1993
(Continued)

                                                  Supplemental Information by Fund
                                         ---------------------------------------------------------------

                                                             Merrill Lynch
                                         ---------------------------------------------------------------

                                            Retirement        Corporate       Company                           Total
                                           Preservation         Bond           Stock           Capital          Funds
INCREASES:
Contributions:
   Participants                               $119,969          $6,181         $71,195         $165,817      $2,108,551
   Employer                                    350,452          14,336         185,108          496,240       1,046,136
                                            ----------         -------      ----------       ----------     -----------
Total Contibutions                             470,421          20,517         256,303          662,057       3,154,687
                                            ----------         -------      ----------       ----------     -----------
Investment income (loss):
   Interest                                     43,838               4                                          185,064
   Dividends                                                                                    215,416         285,801
   Net appreciation (depre-
      ciation) in fair value
      of investments                                               (29)       (236,089)        (173,289)        (74,303)
                                            ----------         -------      ----------        ---------     -----------
Total investment income
   (loss)                                       43,838             (25)       (236,089)          42,127         396,562
                                            ----------         -------      ----------       ----------     -----------
Total increase (decrease)                      514,259          20,492          20,214          704,184       3,551,249
                                            ----------         -------      ----------       ----------     -----------

DECREASES:
Benefit payments (Note 4)                                                                                       996,742
Noncash benefit distributions                                                                                   136,093
                                                                                                            -----------
Total decreases                                                                                               1,132,835

Interfund Transfers

Net increase (decrease)
   before cumulative effect
   of change in accounting
   principle                                   514,259          20,492          20,214          704,184       2,418,414

Cumulative effect of change
   in accounting principle                                                                                      481,230
                                            ----------         -------      ----------       ----------     -----------
Net increase (decrease)                        514,259          20,492          20,214          704,184       2,899,644

Transfers between Trustees                   4,256,377                       1,757,763        5,688,278

Net Assets Available for
   Benefits:
   Beginning of Year                                                                                         10,061,923
                                            ----------         -------      ----------       ----------     -----------
   End of Year                              $4,770,636         $20,492      $1,777,977       $6,392,462     $12,961,567
                                            ==========         =======      ==========       ==========     ===========


See notes to financial statements.

QMS, INC. CASH OR DEFERRED RETIREMENT PLAN

NOTES TO FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements of QMS, Inc. Cash or Deferred Retirement Plan (the "Plan") are prepared on the accrual basis of accounting. Expenses of the Plan are paid by QMS, Inc. (the "Company").

Investments other than loans are stated at current quoted market value as determined by the Plan's trustee.

Investments in loans are recorded at an amount equal to their remaining principal balance. Interest income related to these notes receivable is reflected in the investment fund in which loan repayments are reinvested.

Gain or loss from sale of investments is computed on the identified fair value of the investment as of the beginning of the year in which the investment is sold.

2.   PLAN ADMINISTRATION

The general administration of the Plan is the responsibility of the administrator appointed by the Board of Directors of the Company.

Plan assets are held in trust funds which are managed by Merrill Lynch.

3.   DESCRIPTION OF THE PLAN

The following brief description of the Plan is provided for general information purposes only. Participants should refer to the Plan document for more complete information.

The Plan was approved by the Board of Directors of the Company on February 20, 1987. A registration statement filed with the Securities and Exchange Commission on Form S-8 became effective on March 15, 1987.

A summary of the major provisions of the Plan is as follows:

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

* Plan participants may elect to contribute from 1% to 19% of annual salary to the Plan. Each employee may contribute a tax-deferred amount not to exceed 10% of his/her annual salary for the plan year. In addition, each employee may contribute a non-tax deferred amount up to the aggregate of 9% of his/her salary for the plan year. Elective deferrals are subject to a government imposed limit in any one taxable year. For 1994, the limit was $9,240. The Company matches employee tax deferred contributions in varying percentages with a maximum of 3.5% of an employee's annual salary. Participant benefits are fully vested with respect to both employee contributions and the Company's matching contribution upon enrollment.

* During 1993, the Plan changed Trustees. As a result, the plan assets were transferred from AmSouth to Merrill Lynch. At December 31, 1994, the employee's interest in the Plan is represented primarily by five funds as follows:

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

(5)  The Basic Value Fund is to be invested primarily in equity securities.

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

4.   CHANGE IN ACCOUNTING PRINCIPLE

In 1993, the Plan changed its method of accounting for benefits payable to comply with the 1993 AICPA Audit and Accounting Guide, "Audits of Employee Benefit Plans." The new guidance requires that benefits payable to persons who have withdrawn from participation in a defined contribution plan be disclosed in the footnotes to the financial statements rather than be recorded as a liability of the Plan. Net assets available for benefits included benefits of $1,885,045 and $1,182,433 due to participants who have elected to receive a distribution and persons who are no longer active participants in the Plan as of December
31, 1994 and 1993, respectively.

5.   PARTY-IN-INTEREST TRANSACTIONS

Party-in-interest investments held by the Plan included 196,879 and 170,572 shares of the Company's common stock at December 31, 1994 and 1993, with a fair value of approximately $1,673,478 and $1,535,144, respectively.

6.   TAX STATUS

The Plan obtained its latest determination letter on September 26, 1991, in which the Internal Revenue Service stated that the Plan, as then designed, was in compliance with the applicable requirements of the Internal Revenue Code. The Plan has been amended since receiving the determination letter. However, the plan administrator and the plan's tax counsel believe that the Plan is currently designed and being operated in compliance with the applicable requirements of the Internal Revenue Code. Therefore, no provision for income taxes has been included in the Plan's financial statements.

7.   PLAN AMENDMENTS

There were several amendments to the Plan during 1993, the most significant of which were as follows:

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

* Effective January 1, 1994, Section 6 of the Plan provides for Plan loans. The Plan restricts loans to a $500 minimum and provides that the Plan Administrator may uniformly and in a nondiscriminatory manner restrict the number of outstanding loans per member. Loans were made to participants during 1994 at interest rates ranging from 6% to 9% and maturing from January 17, 1995 to May 3, 2004.


QMS, INC. CASH OR DEFERRED RETIREMENT PLAN

ITEM 27a - SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
DECEMBER  31, 1994

Column A         Column B                         Column C                       Column D           Column E
                                        Description of Investment,
              Identity of Issue,        including Maturity Date,
              Borrower, Lessor,         Rate of Interest, Collateral,                                Current
              or Similar Party          Par or Maturity Value                     Cost                Value

     *        Merrill Lynch             Merrill Lynch Retirement
                                        Preservation Trust                      $4,510,202         $4,510,202

     *        Merrill Lynch             Merrill Lynch Corporate
                                        Bond Fund Investment
                                        Grade Class A -
                                        369.5234 units                             207,579            193,425

     *        Merrill Lynch             Merrill Lynch Capital
                                        Fund Class A Equity
                                        Fund - 206,073.0399
                                        units                                    6,073,669          5,535,746

     *        Merrill Lynch             Merrill Lynch Basic
                                        Value Fund Class A
                                        - 28,075 units                             658,174            627,479

     *        QMS, Inc.                 QMS, Inc. 196,879
                                        shares - $.01 par                        1,964,179          1,673,478

     *        QMS, Inc. Cash            Participant loans, interest
              or Deferred               rates ranging from 6%
              Retirement                to 9%; maturing from
              Plan                      January 17, 1995 to
                                        May 3, 2004                              1,121,500          1,121,500
                                                                               -----------        -----------
                                                                               $14,535,303        $13,661,830
                                                                               ===========        ===========

     *        Party-in-interest.



QMS, INC. CASH OR DEFERRED RETIREMENT PLAN

ITEM 27d - SCHEDULE OF REPORTABLE TRANSACTIONS
FOR THE YEAR ENDED DECEMBER 31, 1994

TRANSACTIONS INVOLVING SECURITIES OF THE SAME ISSUE

   Column A                       Column B                      Column C             Column D              Column G
                                                                                                             Total
  Identity of                   Description                      Number               Number                Dollar
     Party                           of                            of                   of                 Value of
   Involved                        Asset                        Purchases              Sales               Purchases

Merrill Lynch             Merrill Lynch Capital
                          Fund Class A                              189                 331               $2,463,344

Merrill Lynch             Merrill Lynch Basic
                          Value Fund Class A                        154                  69                  897,198

QMS, Inc.                 QMS, Inc. - Stock                         161                 139                1,101,440

Merrill Lynch             Merrill Lynch Retirement
                          Preservation Trust                        296                 288                1,018,924

(continued below)




QMS, INC. CASH OR DEFERRED RETIREMENT PLAN

ITEM 27d - SCHEDULE OF REPORTABLE TRANSACTIONS
FOR THE YEAR ENDED DECEMBER 31, 1994

TRANSACTIONS INVOLVING SECURITIES OF THE SAME ISSUE
(Continued)

   Column A                       Column B                                Column H                 Column I
                                                                           Total                      Net
  Identity of                   Description                                Dollar                    Gain
     Party                           of                                   Value of                    or
   Involved                        Asset                                   Sales                    (Loss)

Merrill Lynch             Merrill Lynch Capital
                          Fund Class A                                    $2,211,588                $(66,285)

Merrill Lynch             Merrill Lynch Basic
                          Value Fund Class A                                 235,458                  (3,566)

QMS, Inc.                 QMS, Inc. - Stock                                  799,566                 (43,316)

Merrill Lynch             Merrill Lynch Retirement
                          Preservation Trust                               1,832,541                       0



INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statement No. 33-12063 of QMS, Inc. and subsidiaries on Form S-8 of our report dated May 19, 1995, appearing in this Annual Report on Form 11-K of QMS, Inc. Cash or Deferred Retirement Plan for the year ended December 31, 1994.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Mobile, Alabama

June 26, 1995


INDEPENDENT AUDITORS' REPORT

Plan Administrator
QMS, Inc. Cash or Deferred Retirement Plan:

We have audited the accompanying statements of net assets available for benefits of the QMS, Inc. Cash or Deferred Retirement Plan as of December 31, 1994 and 1993, and the related statements of changes in net assets available for benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan at December 31, 1994 and 1993, and the changes in net assets available for benefits for the years then ended in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of (1) Item 27a - Schedule of Assets Held for Investment Purposes, December 31, 1994, and
(2) Item 27d - Schedule of Reportable Transactions for the Year Ended December 31, 1994, are presented for the purpose of additional analysis and are not a required part of the basic financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The supplemental information by fund in the statements of net assets available for benefits and the statements of changes in net assets available for benefits is presented for the purpose of additional analysis rather than to present the net assets available for benefits and changes in net assets available for benefits of the individual funds. The supplemental schedules and supplemental information by fund is the responsibility of the Plan's management. Such supplemental schedules and supplemental information by fund have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, are fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Mobile, Alabama

May 19, 1995