Form 10-Q
period 1995-06-30
QMS INC
filed 1995-08-14
CIK 710983

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   JUNE 30, 1995
                               ----------------------------------


                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to
                               ------   -------------------------


                         Commission file number 1-9348
                                                ------


                              QMS, INC.
-----------------------------------------------------------------

             (Exact name of registrant as specified in its charter)

     DELAWARE                                 63-0737870
-----------------------------------------------------------------

(State or other jurisdiction
of incorporation or organization)  (I.R.S.  Employer Identification Number)


     ONE MAGNUM PASS, MOBILE, AL              36618
-----------------------------------------------------------------

(Address of principal executive offices)    (Zip Code)


                           (334) 633-4300
---------------------------------------------------------------------------

(Registrant's telephone number, including area code)


                          NOT APPLICABLE
----------------------------------------------------------------------

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
                                      Yes    X      No
                                         ---------    -----------



     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of the issuer's common stock, as of the latest practicable date 10,676,815 AT JULY 28, 1995.
----------------------------









                           QMS, INC. AND SUBSIDIARIES
                           ==========================

                                     INDEX
                                     -----

PART I - FINANCIAL INFORMATION                                 PAGE NUMBER
         ---------------------                                 -----------

  Item 1.  Financial Statements
     Condensed Consolidated Balance Sheets
       (unaudited) as of June 30, 1995 and
       September 30, 1994                                         3 - 4
     Condensed Consolidated Statements of Operations
       (unaudited) for the three and nine months ended
       June 30, 1995 and July 1, 1994                               5
     Condensed Consolidated Statements of Cash Flows
       (unaudited) for the nine months ended
       June 30, 1995 and July 1, 1994                               6
     Notes to Condensed Consolidated Financial Statements
       (unaudited) for the nine months ended
       June 30, 1995 and July 1, 1994                             7 - 8

  Item 2.  Management's Discussion and Analysis of Financial
        Condition and Results of Operations                       9 - 11


PART II - OTHER INFORMATION                                         12
          -----------------


  Item 1.   Legal Proceedings
  Item 2.   Changes in Securities
  Item 3.   Defaults upon Securities
  Item 4.   Submission of Matters to a Vote of Security Holders
  Item 5.   Other Information
  Item 6.   (a)   Exhibits
            (b)   Reports on Form 8 - K

SIGNATURES                                                          13









                           QMS, INC. AND SUBSIDIARIES
                           ==========================

                         PART I.  FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   as of June 30, 1995 and September 30, 1994

                                                         (Unaudited)
                                                          June 30,    September 30,
in thousands                                                1995           1994
-----------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
   Cash and Cash Equivalents                             $   3,078      $   4,956
   Trade Receivables (less allowance for doubtful
     accounts of $552 at June 1995 and $504
     at September 1994)                                     39,204         51,462
   Inventories, Net (Note 3)                                65,007         69,770
   Other Current Assets                                      8,348          8,335
                                                         ---------      ---------
   Total Current Assets                                    115,637        134,523

PROPERTY, PLANT AND EQUIPMENT                               72,696         72,880
   Less Accumulated Depreciation                            43,112         42,054
                                                         ---------      ---------
   Property, Plant and Equipment, Net                       29,584         30,826

OTHER ASSETS                                                15,404         16,674
                                                         ---------      ---------
   TOTAL ASSETS                                          $ 160,625      $ 182,023
                                                         =========      =========

See Notes to Condensed Consolidated Financial Statements


                           QMS, INC. AND SUBSIDIARIES
                           ==========================

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   as of June 30, 1995 and September 30, 1994

                                                        (Unaudited)
                                                          June 30,    September 30,
in thousands                                                1995           1994
-----------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts Payable                                      $  19,224      $  20,791
   Revolving Credit Loan & Short-Term Debt                  29,395              0
   Other Current Liabilities                                32,327         34,342
                                                         ---------      ---------
     Total Current Liabilities                              80,946         55,133

OTHER LIABILITIES                                            1,457              0

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS                 9,673         35,687

DEFERRED INCOME TAXES                                        1,182          2,201

STOCKHOLDERS' EQUITY                                        67,367         89,002
                                                         ---------      ---------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 160,625      $ 182,023
                                                         =========      =========

See Notes to Condensed Consolidated Financial Statements


                           QMS, INC. AND SUBSIDIARIES
                           ==========================

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
       For the Three and Nine Months Ended June 30, 1995 and July 1, 1994
                                   (Unaudited)

                                                              Three Months Ended                  Nine Months Ended
                                                              ------------------                  -----------------
                                                            June 30,           July 1,          June 30,      July 1,
in thousands, except per share amounts                        1995              1994              1995          1994
                                                         -----------       -----------        -----------   -----------
NET SALES                                                $    62,698       $    73,538        $   199,870   $   215,474

COST OF GOODS SOLD                                            49,110            49,790            153,254       144,624
                                                         -----------       -----------        -----------   -----------
GROSS PROFIT                                                  13,588            23,748             46,616        70,850

SELLING, GENERAL AND ADMINISTRATIVE
    EXPENSES                                                  21,597            21,617             64,886        66,025

RESTRUCTURING EXPENSE                                              0                 0              2,685             0
                                                         -----------       -----------        -----------   -----------
OPERATING INCOME (LOSS)                                       (8,009)            2,131            (20,955)        4,825
                                                         ------------      -----------        ------------  -----------

OTHER INCOME (EXPENSE)
    Interest Income                                               73                19                113            52
    Interest Expense                                          (1,067)             (780)            (3,059)       (2,489)
    Miscellaneous Income (Expense)                              (503)              376                (16)         (374)
                                                         ------------      -----------        ------------  ------------
        Total Other Expense                                   (1,497)             (385)            (2,962)       (2,811)
                                                         ------------      ------------       ------------  ------------
INCOME (LOSS) BEFORE INCOME TAXES                             (9,506)            1,746            (23,917)        2,014

INCOME TAX PROVISION                                             (28)              541                  0           624
                                                         ------------      -----------        -----------   -----------
NET INCOME (LOSS)                                        $    (9,478)      $     1,205        $   (23,917)  $     1,390
                                                         ============      ===========        ============  ===========
EARNINGS (LOSS) PER COMMON SHARE (Note 2)
    Primary and Fully Diluted                            $     (0.89)      $      0.11        $    (2.24)   $      0.13

SHARES USED IN PER SHARE COMPUTATION (Note 2)
    Primary and Fully Diluted                                 10,677            10,721             10,676        10,739

See Notes to Condensed Consolidated Financial Statements


                           QMS, INC. AND SUBSIDIARIES
                           ==========================

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the Nine Months Ended June 30, 1995 and July 1, 1994
                                   (Unaudited)

                                                                                        June 30,             July 1,
in thousands                                                                              1995                 1994
------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
   Net Income (Loss)                                                               $     (23,917)        $       1,390
   Adjustments to Reconcile Net Income (Loss) to Net Cash
      Provided by Operating Activities:
         Depreciation of Property, Plant and Equipment                                     6,388                 7,123
         Amortization of Capitalized and Deferred Software                                 7,821                 8,736
         Provision for Losses on Inventory                                                10,380                 4,309
         Provision for Restructuring Expense                                               2,685                     0
         Other                                                                               210                   236
   Changes in Assets and Liabilities that provided (used) cash:
         Trade Receivables                                                                12,066                (8,749)
         Inventories                                                                      (5,617)                3,067
         Accounts Payable                                                                 (1,567)                5,716
         Income Tax Payable                                                                 (641)                  849
         Other                                                                            (3,501)               (1,391)
                                                                                   --------------        --------------
             Net Cash Provided by Operating Activities                                     4,307                21,286

Cash Flows from Investing Activities:
   Purchase of Property, Plant and Equipment                                              (5,549)               (5,242)
   Additions to Capitalized and Deferred Software Costs                                   (6,597)               (6,216)
   Other                                                                                     403                   135
                                                                                   -------------         -------------
             Net Cash Used in Investing Activities                                       (11,743)              (11,323)

Cash Flows from Financing Activities:
   Proceeds from Short-Term Debt                                                           6,895                     0
   Payments of Revolving Credit Loan                                                        (700)                    0
   Proceeds from Long-Term Debt and Capital Leases                                           807                   825
   Payments of Long-Term Debt and Capital Leases, including
      Current Maturities                                                                  (3,707)               (9,945)
   Proceeds from Stock Options Exercised                                                      30                    19
   Other                                                                                     (19)                    0
                                                                                   --------------        -------------
             Net Cash Provided by (Used in) Financing Activities                           3,306                (9,101)

Effect of Exchange Rate Changes on Cash                                                    2,252                   325
                                                                                   -------------         -------------
Net Change in Cash and Cash Equivalents                                                   (1,878)                1,186
Cash and Cash Equivalents at Beginning of Period                                           4,956                 3,582
                                                                                   -------------         -------------
Cash and Cash Equivalents at End of Period                                         $       3,078         $       4,768
                                                                                   =============         =============

See Notes to Condensed Consolidated Financial Statements


                           QMS, INC. AND SUBSIDIARIES
                           ==========================

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND JULY 1, 1994
                                  (Unaudited)

1.  MANAGEMENT OPINION

In the opinion of management, the condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of June 30, 1995 and September 30, 1994, the results of operations for the three and nine months ended June 30, 1995 and July 1, 1994 and changes in cash flows for the nine months ended June 30, 1995 and July 1, 1994. All adjustments included in the condensed consolidated financial statements are of a normal recurring nature except for the special and restructuring charges recognized in the second quarter of fiscal 1995. The results of operations for the nine months ended June 30, 1995 are not necessarily indicative of the results to be expected for the fiscal year ending September 29, 1995.

2.  PER COMMON SHARE COMPUTATIONS

Per share computations are based on the weighted average number of common shares outstanding during the period and the dilutive effect of the assumed exercise of stock options. This effect was not material for the three- and nine-month periods ending June 30, 1995 and July 1, 1994 and did not change the amounts of the primary and fully diluted earnings (loss) per common share.

3.  INVENTORIES

Inventories at June 30, 1995 and September 30, 1994 are summarized as follows (in thousands):

                                             June 30,      September 30,
                                               1995            1994
                                           -----------     ------------
  Raw materials                            $  14,562          $24,003
  Work in process                              2,539            5,842
  Finished goods                              54,336           46,733
  Inventory reserve                           (6,430)          (6,808)
                                           ----------         --------
       TOTAL                               $  65,007          $69,770
                                           =========          =======

4.  COMMITMENTS AND CONTINGENCIES

At September 30, 1994, the Company had a commitment of approximately $13.7 million under contracts to purchase print engines. As of June 30, 1995, the Company had a commitment of approximately $25.2 million to purchase print engines under purchase contracts.

The Company was contingently liable for approximately $1.6 million as of June 30, 1995 related to letters of credit issued in the normal course of business for the purchase of inventory.

The Company was not in compliance with certain covenants contained in its credit agreements related to the senior secured notes (6.15% and 10.13%) and its revolving credit agreement with a bank group at the end of the third quarter of fiscal 1995. Covenant violations include noncompliance with minimum net income requirements, interest coverage and borrowings in excess of the borrowing base. The underlying problem giving rise to these violations is the lack of an adequate and consistent revenue and earnings stream which has adversely affected the Company's cash flow. Due to the covenant violations and because of the bank group's desire to exit the credit agreement at the end of January 1996, a cap on borrowing capacity has been instituted by the bank group. As of July 28, 1995, that cap was $22.5 million. The Company is pursuing alternative methods of refinancing this debt from both U.S. and foreign sources. Although the lenders have not indicated an intent to accelerate the repayment of the Company's indebtedness, they collectively may do so because of the covenant violations. The holder of the senior secured notes has informed the Company that the status of its debt will remain unchanged if the Company can successfully refinance its borrowings under the Revolving Credit Agreement. The Company has worked with certain of its key suppliers to arrange for extended payment terms and these suppliers have been cooperative principally because of the Company's history of paying in a consistent manner.

The Company's ability to meet its continuing working capital and capital expenditure needs is dependent upon adequate cash flow from operations and its ability to successfully renegotiate its credit agreements.

5.  RESTRUCTURING RESERVE

During the second quarter of fiscal 1995, the Company recognized restructuring charges of approximately $2.7 million related to severance and outplacement services for employees in the U.S. and foreign locations as well as for other restructuring activities. During the third quarter of fiscal 1995, actual costs of $.6 million were charged against the restructuring reserve leaving a balance of approximately $2.1 million at June 30, 1995.

6.  RECLASSIFICATIONS

Certain reclassifications have been made to fiscal 1994 amounts to conform to the fiscal 1995 presentation.


                           QMS, INC. AND SUBSIDIARIES
                           ==========================

                         PART I. FINANCIAL INFORMATION
                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

Table of  Net Sales Comparisons for Key Channels of Distribution
----------------------------------------------------------------

                             Quarter ended June 30, 1995              Nine Months Ended June 30, 1995

(000's)                       1995        1994    Difference           1995         1994     Difference
-------                       ----        ----    ----------           ----         ----     ----------

U.S. Direct               $   9,235   $  14,481   $  (5,246)       $   30,082   $   35,457   $  (5,375)
U.S. Reseller                 2,596       6,281      (3,685)           10,241       25,838     (15,597)
QMS Europe                   19,608      19,659         (51)           63,694       58,489       5,205
QMS Japan                     8,046       9,314      (1,268)           24,160       23,310         850
All Other                    23,213      23,803        (590)           71,693       72,380        (687)
                          ---------   ---------   ----------       ----------   ----------   ----------
Total                     $  62,698   $  73,538   $ (10,840)       $  199,870   $  215,474   $ (15,604)
                          =========   =========   ==========       ==========   ==========   ==========


Net sales for the third fiscal quarter of 1995 declined by 14.7% from net sales for the third fiscal quarter of 1994 and by 7.2% in the nine-month comparison. The sales by key distribution channels in the third quarter of fiscal 1995 (the three months ended June 30, 1995) compared to the third quarter of fiscal 1994 (the three months ended July 1, 1994) and the nine-month periods ending on the same dates are shown in the table above. The United States direct channel is the Company's primary method of distribution for the higher end of the Company's product offerings to major corporate accounts and governmental agencies. Net sales in the direct channel for the three- and nine-month periods ending June 30, 1995 declined by 36.2% and 15.2%, respectively, compared to the same periods in fiscal 1994. Fiscal 1995 net sales through the United States reseller channel for the third quarter and first nine months are significantly below the fiscal 1994 net sales achievements. The United States reseller channel is the Company's primary method of distribution for up to sixteen page-per-minute monochrome laser printers and color laser printers. As was experienced throughout fiscal 1994, competition in these product classes is the primary cause of the lower net sales. In QMS Europe, net sales for the third quarter of fiscal 1995 were essentially the same compared to the third quarter sales of fiscal 1994 and increased 8.9% during the nine-month comparison. The increase in net sales is directly related to sales of the magicolor(TM) color laser printer and the QMS 1060 and QMS 1660 monochrome laser printers which were introduced into this market during the last quarter of fiscal 1994 and sales of the magicolor LX color laser printer which was introduced in March 1995.
Net sales in QMS Japan decreased 13.6% for the third quarter of fiscal 1995 compared to the third quarter of fiscal 1994 and increased 3.7% during the nine-month comparison. The increased net sales in the nine-month comparison came from sales of the QMS 1660 and QMS 1060, which are sixteen and ten page-per-minute monochrome laser printers, respectively, and the magicolor(TM) and magicolor LX color laser printers. These products were introduced into this market during the fourth quarter of fiscal 1994 except for the magicolor LX which was introduced during March 1995.

Overall, the Company's gross profit as a percentage of sales declined from 32.3% to 21.7% in the three-month comparison and from 32.9% to 23.3% in the nine-month comparison. These declines are due to several factors, as follows: (A) In the nine-month comparison, the most significant impact on profit margins is approximately $6.8 million of special charges included in the second quarter of fiscal 1995 which are associated principally with inventory revaluation. (B)
In both the three- and nine-month comparisons, the Company experienced lower margins resulting from the introduction in March 1995 of the magicolor LX at a reference price of $4,999. This action had the effect of increasing demand for the Company's color laser printers; however, because of the lower net selling price, profit margins for this product line negatively affected overall margins. The Company anticipates that increased demand for the magicolor LX printer will result in an increase in the relatively high margin consumable and service
revenues.   During the third quarter of fiscal 1995, sales of color laser consumables were $3.3 million, which represented a 39% increase over the second quarter of fiscal 1995. (C) Continuing competition in the United States reseller channel resulted in the need to reduce some selling prices in this sales channel. The recently introduced sales strategy described above for the magicolor LX color printer, combined with the introduction in the latter part of fiscal 1994 of higher margin monochrome laser printers in several of the Company's markets, is anticipated to result in higher overall profit margins in forthcoming periods.

The Company purchases print engine mechanisms and memory components from Japanese suppliers. Fluctuations in foreign currency exchange rates will affect the prices of these products. As a result of the weakening of the U.S. dollar against the Japanese yen during the third quarter of fiscal 1995, gross margins were adversely impacted. The Company attempts to mitigate possible negative impacts through yen-sharing arrangements with suppliers, foreign exchange contracts, price negotiations and the natural hedge provided by sales denominated in the yen; however, material price increases resulting from exchange rate fluctuations could develop which would adversely affect operating results.

Selling, general and administrative expenses declined slightly in the third quarter of fiscal 1995 compared to the third quarter of fiscal 1994 and declined 1.7% in the nine-month comparison. Restructuring charges of approximately $2.7 million were recognized in the second quarter of fiscal 1995 related to severance and outplacement services for approximately 70 employees in the United States, or 5% of worldwide employment, and cost reductions to be implemented in foreign operations. During the third quarter of fiscal 1995, expenses totaling $.6 million were charged against the restructuring reserve.

Total other expense increased by $1.1 million in the third quarter of fiscal 1995 compared to the third quarter of fiscal 1994 and by $.2 million in the nine-month comparison. These increases resulted primarily from changes in the translation of assets and liabilities that were denominated in foreign currencies and increases in interest expense.

Total inventories were $65 million at June 30, 1995 compared to $69.8 million at September 30, 1994. This decrease of $4.8 million, or 6.8%, is due principally to a decrease in raw materials inventory of $9.4 million, or 39.3%, a decrease in work in process inventories of $3.3 million, or 56.5%, and an increase in finished goods inventories of $7.6 million, or 16.3%.

The Company's effective tax rate was zero for the third quarter and first nine months of fiscal 1995 compared to 31% for the same periods of fiscal 1994. Although the Company anticipates future operating income, because of factors beyond management's control, there can be no guarantee that future tax benefits will be realized; therefore, no income tax benefit or deferred tax assets resulting from net operating losses have been recognized in the current fiscal year.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
During the third quarter and first nine months of fiscal 1995, the Company's working capital and capital expenditure requirements came principally from operations, short-term bank loans and capitalized leases. The Company's net working capital was $34.7 million at June 30, 1995 compared to $79.4 million at September 30, 1994. This reduction is principally due to reclassification of the revolving credit loan, which totaled $22.5 million at June 30, 1995, from long-term debt to short-term debt, new short-term bank borrowings totaling $6.9 million at June 30, 1995 and a decrease in accounts receivable of $12.3 million.

The Company was not in compliance with certain covenants contained in its credit agreements related to the senior secured notes (6.15% and 10.13%) and its revolving credit agreement with a bank group at the end of the third quarter of fiscal 1995. Covenant violations include noncompliance with minimum net income requirements, interest coverage and borrowings in excess of the borrowing base. The underlying problem giving rise to these violations is the lack of an adequate and consistent revenue and earnings stream which has adversely affected the Company's cash flow. Due to the covenant violations and because of the bank group's desire to exit the credit agreement at the end of January 1996, a cap on borrowing capacity has been instituted by the bank group. As of July 28, 1995, that cap was $22.5 million. The Company is pursuing alternative methods of refinancing this debt from both U.S. and foreign sources. Although the lenders have not indicated an intent to accelerate the repayment of the Company's indebtedness, they collectively may do so because of the covenant violations. The holder of the senior secured notes has informed the Company that the status of its debt will remain unchanged if the Company can successfully refinance its borrowings under the Revolving Credit Agreement. The Company has worked with certain of its key suppliers to arrange for extended payment terms and these suppliers have been cooperative principally because of the Company's history of paying in a consistent manner.

     The Company's ability to meet its continuing working capital and capital expenditure needs is dependent upon adequate cash flow from operations and its ability to successfully renegotiate its credit agreements.


                           QMS, INC. AND SUBSIDIARIES
                           ==========================

                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS
--------------------------
The Company's annual report on Form 10-K for the year ended September 30, 1994 reported the status of Sharon L. McNider v. QMS, Inc., et. al. The trial was conducted during the latter part of June 1995 resulting in a split verdict which had no material impact on the Company. The Company anticipates that the plaintiff may appeal the jury verdict seeking a new trial; however, it is management's opinion the case will be resolved with no material adverse impact on the Company.

The Company is a defendant in various litigation in the normal course of business. Management is of the opinion that the ultimate resolution of such claims will not materially affect the Company's financial position or results of operations.

ITEM 2 - CHANGES IN SECURITIES - None.
------------------------------


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

(a) At June 30, 1995, the Company was not in compliance with certain covenants contained in the Amended and Restated Secured Revolving Credit Agreement, dated October 2, 1992, the 10.13% senior secured notes payable and the 6.15% senior secured notes payable. Covenant violations include noncompliance with minimum net income requirements, interest coverage and funds borrowed in excess of the borrowing base.

The current Amended and Restated Secured Revolving Credit Agreement expires in January 1996 and the existing bank group who are the lenders under this Agreement have informed the Company that they do not intend to renew the Agreement. The Company is pursuing alternative methods of refinancing this debt from both U.S. and foreign sources and expects to accomplish the refinancing in a timely manner. Accordingly, this debt has been classified in the June 30, 1995 financial statements as short-term debt.

The Company has not received a waiver of the noncompliance for the senior note agreements; however, the holder of the notes has informed the Company that the status of its debt will remain unchanged subject to the Company successfully refinancing the revolving credit agreement. Accordingly, this debt is classified in the June 30, 1995 financial statements as long-term.

(b)  None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  - None.
------------------------------------------------------------

ITEM 5 - OTHER INFORMATION - None.
--------------------------

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------
(a)  Exhibits:

   Exhibit
   Number            Description
   ------            -----------
      27             Financial Data Schedule

(b) Reports:  None

                           QMS, INC. AND SUBSIDIARIES
                           ==========================

                                   SIGNATURES
                                   ----------




   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                       QMS, INC.
                                                                       (Registrant)





Date:      August 14, 1995                                             /s/ James K. Doan
      ------------------------------------                             ------------------------------------------------------

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
