Form 10-K
period 1995-09-29
QMS INC
filed 1995-12-21
CIK 710983

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K
(Mark One)

/X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
  ACT OF 1934.  [FEE REQUIRED]
  FOR THE FISCAL YEAR ENDED SEPTEMBER 29, 1995.

                                       OR

/  / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE ACT OF 1934.  [NO FEE REQUIRED]
  FOR THE TRANSITION PERIOD FROM                     TO      .
                                   -----------------    -----

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

     One Magnum Pass, Mobile, Alabama              36618
-----------------------------------------------------------------

    (Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code:  (334) 633-4300

Securities registered pursuant to Section 12(b) of the Act:

                                             Name of Each Exchange on
     Title of Each Class                        Which Registered
     -------------------                     --------------------


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


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.      XX
                               -------------


AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF NOVEMBER 27, 1995; APPROXIMATELY $39,630,764.



NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF NOVEMBER 27, 1995:
10,676,815

                      DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR ITS ANNUAL MEETING OF STOCKHOLDERS TO BE HELD JANUARY 23, 1996 ARE INCORPORATED BY REFERENCE INTO
PART III.



                                     PART I

ITEM 1. BUSINESS.
-----------------

General
-------

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

     The Registrant was incorporated under the laws of the State of Alabama in 1977 and reincorporated as a Delaware corporation in 1982. Its principal executive offices are located at One Magnum Pass, Mobile, Alabama 36618, (334) 633-4300.

Products(1)
-----------
     The Registrant's principal products are intelligent nonimpact print systems consisting of purchased print engines, proprietary hardware and software, proprietary intelligent printer-to-computer interfaces and other components.
The Registrant also designs, markets and supports intelligent raster image processors implemented as either proprietary software or hardware; proprietary intelligent printer-to-computer interfaces to enable printers marketed by others to perform specialized publishing applications; intelligent processors with proprietary hardware, software and intelligent printer-to-computer interfaces to enable impact printers marketed by others to produce graphics such as labels and bar codes used in the automatic identification market segment; and intelligent processors with proprietary hardware, software and intelligent interfaces to perform specialized office functions including printing, copying, scanning and faxing.

     The majority of the Registrant's products support the functionality of Adobe Systems Incorporated's PostScript(TM) page description language and Hewlett Packard's PCL(R) page description language. The Registrant offers products with PostScript Level 1 from Adobe as well as products with UltraScript(TM), a QMS-developed PostScript interpreter that is compatible with Adobe's PostScript Levels I and II. All but a small number of products that support UltraScript also support the QMS-developed PCL5 page description language.


(1) The following trademarks and registered trademarks of the Registrant are used herein: QFORM(TM), CrownImage(TM), CrownNet(TM), CrownAdmin(TM), QMS(R), magicolor(R), Crown(R), ColorScript(R) and MAGNUM(R). PostScript(TM) and UltraScript(TM) are trademarks of Adobe Systems Incorporated, which may be registered in certain jurisdictions, and PCL(R) is a registered trademark of
Hewlett Packard Company.   IBM(R) is a  registered trademark  of
International  Business  Machines  Corporation.   Xerox(R) is a registered
trademark of Xerox Corporation. MacIntosh(R) is a registered trademark of Apple Computer, Inc.

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

     The majority of the Registrant's new product offerings during fiscal 1995 were based on the Registrant's Crown(R) advanced document-processing technology, which provides a combination of high-performance capabilities. RISC (Reduced Instruction Set Computing) processors, support for multiple page description languages, simultaneously active computer and network interfaces, and the ability to differentiate the resident languages supported by a product and switch between them without user intervention are among the features Crown technology provides.

     During fiscal 1995, the Registrant enhanced its product line by introducing print systems with capabilities to support simultaneous network connectivity to multiple protocol stacks. This capability, called QMS CrownNet(TM), is a line of adapter cards and software which enhances the entire Crown product line with additional connectivity in the IBM(R) OS/2 marketplace and significantly enhances its support in the Novell Netware(R) arena. It also provides superior performance to several other network options.

     During fiscal 1995, the Registrant enhanced its product line by releasing a number of enabling products consisting of, but not limited to: QFORM(TM), a software package that allows QMS laser printers to replace line printers in classic IS forms-based operations; AFP and UDK host software emulations, which allow QMS laser printers to replace IBM and Xerox(R) legacy printers; and Crown Administration, a software tool allowing management of networked QMS printers from a central point and a high performance PostScript Level II printer driver for both PC and MacIntosh(R) compatibility.

     The Registrant also released a color copier option for the magicolor(R) LX printers. This option allows scanning and printing of color documents. The magicolor CX, a native 600 dpi (dots per inch) next generation color printer, was also introduced. A 1200x1200 dpi monochrome printer, based on the already released QMS 1660, was also introduced.

     The CrownImage(TM) software released in fiscal 1995 enables QMS printers to scan, store, change, retrieve and print documents utilizing an icon-driven, user-friendly graphical interface. The scanners, printers, faxes and file servers that are controlled by CrownImage on a networked basis allow each to be physically located in non-contiguous areas.

     Most of the Registrant's products provide high-resolution (600x600, 1200x600 and 1200x1200 dpi), large format laser printing (monochrome and/or color), advanced document-handling features, optional network connectivity or a combination of these features.


SALES AND MARKETING
-------------------
     The market for the Registrant's products is related to the market for computer systems generally. Current end users of the Registrant's products include many Fortune 500 companies, governmental agencies and educational institutions. In the United States, the Registrant sells its products primarily through its direct sales channel and through resellers including national and regional distributors and computer dealers.

     As of September 29, 1995, the Registrant operated direct sales offices in 28 cities in 20 states.

     During fiscal 1995, wholly owned subsidiaries of the Registrant operated in Europe, Canada, Australia and Japan. The Registrant, either directly or through its international network, markets its products in approximately 68 countries outside of the United States. Subsequent to the end of fiscal 1995, the Registrant sold its subsidiaries in Europe and Australia, and also sold the assets of its subsidiary in Japan. The Registrant signed master distributor agreements with the purchasers so that the Registrant's products will continue to be marketed in these countries.

     The Registrant's 10 largest customers accounted for an aggregate of approximately 26% of total net sales during fiscal 1995. During fiscal 1995, no single customer accounted for more than 10% of the Registrant's total net sales.

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


INTERNATIONAL OPERATIONS
------------------------
     In fiscal 1993, 1994 and 1995, international sales totaled $128,782,000, $135,532,000 and $132,130,000, respectively, representing approximately 43%, 46% and 51%, respectively, of the Registrant's net sales. The Registrant derives its international sales primarily from Western Europe, Canada, the United Kingdom, Scandinavia, Australia and Japan. To a lesser degree, international sales have been generated in various Far Eastern and Pacific Rim countries (in addition to Japan) and in Central and South America. The Registrant generally invoices customers in their local currency and therefore is exposed to currency translation risks.

     In terms of the cost of goods sold of components used in the Registrant's products, the Registrant purchases a substantial majority of such components abroad, primarily from Japanese companies. Accordingly, the cost of such components may increase as the value of the United States dollar depreciates relative to the currency of the source country.

     The financial statements of the Registrant's foreign subsidiaries are affected by foreign currency fluctuations. For financial information regarding the Registrant's foreign and domestic operations and export sales, see Notes 1 and 14 of Notes to the Registrant's Consolidated Financial Statements under Item 8 (Financial Statements and Supplementary Data).


SERVICE, SUPPORT AND WARRANTY
-----------------------------
     The Registrant provides a high level of technical and software support and maintenance service and support to its end users directly and through distributors, resellers and third party service providers. A staff of engineers and technicians provides systems applications support, field service support and customer training for the use and maintenance of the Registrant's products. In the United States, the Registrant provides technical hardware and software support and maintenance service from its home office in Mobile, Alabama, and from field offices located in 53 cities in 32 states. Technical support is provided via telephone and electronic bulletin boards while a national service organization provides choices of return to depot or factory, on site and special contractual service. In fiscal 1995, the Registrant provides international technical service in Europe from its office located in Utrecht, the Netherlands, and in Australia and Canada. In Canada, the Registrant provides service through its direct service organization as well as through certain authorized dealers. (See Sales and Marketing regarding the sale of the Registrant's subsidiaries in Europe, Australia and Japan.)

     The Registrant warrants its products for a period of 90 days to 2 years from the date of shipment, depending on the product. The Registrant's annual warranty costs have not been significant relative to the Registrant's net sales.


COMPETITION
-----------
     Competition in the computer printing industry is extremely intense and a number of the Registrant's competitors have far greater financial, technical, marketing and manufacturing resources than the Registrant. Management believes that performance, reliability, versatility of features, product support and price are the primary bases of competition in this market. Further, in some of its markets, the Registrant competes against noncomputerized means of labeling products, such as offset printing. The Registrant would be adversely affected if its competitors successfully marketed products that were technologically superior or significantly lower in price.

     The Registrant's intelligent print systems are positioned to compete in the low- and medium-speed, nonimpact page printer market. Nonimpact laser printing competes with other technologies in the computer printer market, including inkjet, dye sublimation, ion disposition, magnetic, thermal and impact printers. Companies whose nonimpact printers compete with the Registrant's include Apple Computers Inc., Canon, Inc., Oki Electric Industry Company, Ltd., Digital Equipment Corporation, Hewlett-Packard Company, Lexmark International, Inc., NEC Technologies, Inc., Seiko Epson Corp., Tektronix, Inc. and Xerox Corporation. Many of these competitors are larger companies with greater financial resources than those of the Registrant.


MANUFACTURING AND QUALITY CONTROL
---------------------------------
     The Registrant assembles its intelligent processors by adding components to printed circuit boards manufactured according to its designs and specifications. Essentially, the Registrant manufactures its products by assembling components and subassemblies manufactured by others. The intelligent processors, which include electronic circuitry and software designed by the Registrant, are tested to assure quality and consistency of production and design.

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

     During fiscal 1995, the Registrant performed manufacturing and assembly operations in Mobile, Alabama; Utrecht, the Netherlands; and Utsunomiya, Japan. (See Sales and Marketing regarding the sale of the Registrant's subsidiaries in Europe, Australia and Japan.)

     One of the Registrant's wholly owned subsidiaries manufactures prototype printed circuit boards for the Registrant and for sale to third parties. This subsidiary has provided the Registrant with partial vertical integration in the production of printed circuit boards. The Registrant is currently seeking to sell this subsidiary; however, no agreement with any potential buyer has been reached.

     In addition to in-house manufacturing, the Registrant routinely contracts with certain vendors to manufacture high-volume, standard products.


ORDER BACKLOG
-------------
     Only firm purchase orders are included in the Registrant's backlog.
Backlog generally is deliverable within 12 months from the date of the purchase orders. As of September 30, 1994 and September 29, 1995, backlog consisted of orders to purchase $8,577,000 and $7,129,000, respectively, of QMS products and services. These figures include orders generated by the Registrant's international operations. The Registrant expects to fill all of the September 29, 1995 backlog during fiscal 1996.

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


PRINT ENGINES
-------------
     The Registrant purchases substantially all of the print engines for its products from third-party manufacturers. The Registrant has agreements to purchase print engines for its products from Canon U.S.A., Inc. The Registrant also purchases print engines from other vendors, including Ricoh Company, Ltd., Hitachi America, Ltd., Fujitsu America, Inc., Minolta Co., Ltd. and Oce'- Nederland B.V. While other sources are available, the Registrant currently relies on these suppliers' abilities to make print engines available as needed by the Registrant. Some of these print engines are supplied to the Registrant pursuant to the terms of contracts entered into which specify prices to be paid for each print engine depending upon the annual volume of print engines purchased from that manufacturer. Certain of the Registrant's supply contracts with foreign manufacturing sources are subject to adjustment for exchange rate fluctuations.

     The Registrant believes that its requirements for print engines for fiscal 1996 will be adequately met under the terms of existing arrangements and those expected to be entered into in fiscal 1996. The Registrant has some flexibility to adjust delivery schedules and quantities as demand for specific print engines changes as a result of changes in product mix and customer demand. Although print engines are available from a variety of sources, most of the Registrant's print engines are supplied by Hitachi America, Ltd. and Minolta Co., Ltd. Consequently, disruption of the Registrant's contracts with these suppliers would adversely affect the Registrant during the time required to negotiate new arrangements with a different print engine supplier or suppliers and to bring the new product to market.


RESEARCH AND DEVELOPMENT
------------------------
     The Registrant's research and development program examines new technologies as they relate to current product offerings, develops new and improved applications for the Registrant's products and provides insights into new directions for the Registrant's business.

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

     As of September 29, 1995, approximately 13.6% of the Registrant's employees were employed in its research and development department. During fiscal 1993, 1994 and 1995, the Registrant spent approximately $17,810,000, $15,960,000 and $16,932,000, respectively, for research and development and software costs and received no customer-sponsored funding for research and development. In fiscal years 1993, 1994 and 1995, approximately $8,803,000, $7,056,000 and $7,096,000, respectively, of the software costs for those fiscal years were capitalized in accordance with Financial Accounting Standards (FAS) Statement No. 86.


PATENTS AND TRADEMARKS
----------------------
     The Registrant currently holds United States patents on certain of its products; however, most of the Registrant's revenue is derived from products for which there is no patent protection. Because of rapid technological changes in the computer industry in general and in the electronic printing industry in particular, the Registrant does not believe that patents offer a significant degree of protection for most products and technological advances. The Registrant's strategy for maintaining its competitive position is to continue to emphasize product research and development, coupled with a high level of customer support.

     The Registrant has obtained registration of many of its trademarks, and applications pending on others, in the United States and other countries.


ENVIRONMENTAL MATTERS
---------------------
     Management believes the Registrant is in compliance in all material respects with applicable federal, state and local statutes and ordinances regulating the discharge of materials into the environment. Management does not believe the Registrant will be required to expend any material amounts in order to remain in compliance with these laws and regulations or that compliance will materially affect its capital expenditures, earnings or competitive position.


EMPLOYEES
---------
     As of September 29, 1995, the Registrant employed 980 permanent employees in the United States. During fiscal 1995, the Registrant had four foreign operating subsidiaries employing an aggregate of 214 permanent employees: QMS Europe B.V., with sales and support organizations in the Netherlands and in offices in Germany, France, the United Kingdom and Sweden, employing a total of 99 permanent employees; QMS Canada, Inc., with sales and support organizations in Calgary, Montreal, Ottawa, Quebec City, Toronto and Vancouver, employing a total of 60 permanent employees; QMS Australia, with sales and support organizations in Melbourne and Sydney, employing a total of 16 permanent employees; and QMS Japan, Inc., with sales and support organizations in Tokyo and Utsunomiya, employing a total of 39 permanent employees. (See Sales and Marketing regarding the sale of the Registrant's subsidiaries in Europe, Australia and Japan.)

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


ITEM 2. PROPERTIES.
-------------------
     The Registrant's headquarters facilities cover an aggregate of 117,000 square feet, of which 50,000 square feet are used for product research and development. The Registrant's primary manufacturing and warehousing facility covers 152,000 square feet. Both of these facilities are located on 20 of the 77 acres owned by the Registrant in Mobile, Alabama. The Registrant rents approximately 4,060 additional square feet of warehousing and office space in the Mobile area.

     In Fort Walton Beach, Florida, one of the Registrant's subsidiaries owns and operates a 35,000 square foot facility on ten acres of land. During fiscal 1995, the Registrant and its other subsidiaries leased additional space in United States cities in which the Registrant operated sales and/or service offices, as well as in France, the Netherlands, Sweden, Germany, the United Kingdom, Canada, Australia and Japan. In San Jose, California, the Registrant conducts sales, service and engineering operations in a 13,295 square foot leased facility. (See Sales and Marketing regarding the sale of the Registrant's subsidiaries in Europe, Australia and Japan.)

     The Registrant's properties are utilized approximately five and one-half days per week, with no significant underutilization of facilities. The Registrant believes that its owned and leased properties are sufficient for its current and foreseeable needs.



ITEM 3. LEGAL PROCEEDINGS.
--------------------------
     The Registrant is a defendant in various litigation in the normal course of business. Based on consultation with various counsel in these matters, management is of the opinion that the ultimate resolution of such claims will not materially affect the Company's financial position or results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------------------------------------------------------------
     None.



                                    PART II
                                    -------


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
------------------------------------------------------------------------------


MARKET PRICE AND DIVIDEND INFORMATION

The Company's common stock is listed on the New York Stock Exchange under the ticker symbol "AQM." The table below sets forth the per share quarterly high and low closing prices of QMS common stock for the fiscal years ended September 29, 1995 and September 30, 1994. No cash dividends were declared in either of the last two fiscal years and the Board of Directors has no present intention to pay cash dividends in the foreseeable future. The new credit facility contains provisions which may restrict the payment of dividends. There were 1,693 holders of record of the Company's common stock at November 27, 1995.

                                    1995                                        1994
Fiscal Quarter            High                 Low                      High             Low
------------------------------------------------------------------------------------------------
First                    $10 1/2              $7 7/8                  $11 3/4           $8 5/8
Second                     9 3/8               5 1/4                    9 7/8            7 7/8
Third                      6 3/8               5                        8 1/4            7
Fourth                     6 3/8               4                       10 3/4            6 7/8



ITEM 6. SELECTED FINANCIAL DATA.
--------------------------------

FIVE-YEAR SUMMARY - FINANCIAL AND OTHER DATA

For the fiscal years ended  September 29, 1995, September 30, 1994,
October 1, 1993, October 2, 1992 and September 27, 1991
Dollars in thousands, except
per share amounts                             1995              1994            1993             1992           1991
Operating results
  Net sales                               $   259,740       $  292,688      $  297,380       $ 260,691      $  304,266
  Cost of sales                               210,032          196,538         201,804         168,431         192,182
  Marketing and selling expense                47,066           48,812          48,702          42,816          38,897
  Research and development expense              9,836            8,904           9,018          10,885           9,064
  General and administrative expense           29,308           31,156          39,246          37,983          33,764
  Restructuring expense                         8,364                0               0               0               0
                                          ----------------------------------------------------------------------------
  Operating income (loss)                     (44,866)           7,278          (1,390)            576          30,359
  Interest income                                 171               80             756             468             600
  Interest expense                             (4,113)          (3,235)         (3,342)         (3,037)         (3,768)
  Divestitures of businesses                    3,675                0               0               0               0
  Miscellaneous income (expense)                  847              (83)           (946)         (2,384)           (211)
                                          ----------------------------------------------------------------------------
  Income (loss) before income taxes           (44,286)           4,040          (4,922)         (4,377)         26,980
  Income tax provision (benefit)                    0            1,080          (1,526)         (1,444)          8,903
                                          ----------------------------------------------------------------------------
  Net income (loss)                       $   (44,286)      $    2,960      $   (3,396)      $  (2,933)     $   18,077
                                          ============================================================================

Earnings (loss) per common share
  Primary                                 $     (4.15)      $     0.28      $    (0.31)      $   (0.27)      $    1.60
  Fully diluted                                 (4.15)            0.28           (0.31)          (0.27)           1.59
  Weighted average number of shares
  (in thousands)
   used in computing earnings per share:
   Primary                                     10,677           10,723          10,792          10,994          11,275
   Fully diluted                               10,677           10,761          10,821          10,994          11,386

Balance sheet
  Total assets                            $   135,538       $  182,023      $  170,217       $ 168,007      $  170,226
  Net working capital                          35,511           79,390          78,359          73,961          80,907
  Long-term debt obligations                   26,974           35,687          41,527          31,424          21,780
  Stockholders' equity                         43,213           89,002          85,729          89,419          97,688
Other data
  Current ratio                                  1.55             2.44            2.82            2.59            2.66
  Gross profit  margin                           19.1%            32.9%           32.1%           35.4%           36.8%
  Net profit (loss) margin                      (17.1)%            1.0%           (1.1)%          (1.1)%           5.9%
  Return on average stockholders' equity        (67.0)%            3.3%           (3.9)%          (3.1)%          20.6%
  Persons employed at year end                  1,194            1,382           1,425           1,584           1,538



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
       OF OPERATIONS
       -------------

Fiscal Years 1995, 1994 and 1993 Compared
-----------------------------------------

GENERAL

The Company expected a level of operating improvement in fiscal 1995; instead, the year resulted in the largest loss in the Company's history. The losses put the Company under extreme cash flow pressure because the need for cash increased and the Company's borrowing capacity was constrained. During the year, the Company recorded special and restructuring charges in both the second and the fourth quarters. The elements and impact of the charges are discussed below. Additionally, many changes in the Company's structure were effected in order to generate cash and to put the Company in a position to return to profitability.

On August 23, 1995, the Company announced its intention to sell or liquidate operational assets in Europe and Japan as part of its business strategy for fiscal 1996. In this regard, the Company reached agreement with Jalak Investments BV for the purchase of all of the common shares of QMS Europe BV and QMS Australia Pty Ltd. Jalak Investments BV was formed by Peter van Schaick, who previously was co-managing director for QMS Europe BV. The sale was consummated on October 17, 1995, and will result in net proceeds to the Company of over $10 million. As part of the same transaction, the Company signed an exclusive master distributor agreement with QMS Europe BV (now owned by Jalak Investments BV) to continue marketing QMS products under the QMS name throughout Europe, the Middle East, India, Africa, Australia and New Zealand. The agreement with the new QMS Europe BV calls for commission payments to the Company on all sales of QMS products by QMS Europe BV.

On September 25, 1995, the Company sold a portion of its consumables business to International Imaging Materials, Inc. (also known as IIMAK), resulting in net proceeds of over $5 million. Under the agreement, IIMAK has the right to sell color thermal printer ribbons, paper and transparencies to QMS customers in North and South America. These consumables are used with the discontinued QMS ColorScript(R) line of printers. QMS retains all of its other consumables business relating to its monochrome and color laser printer models.

On December 8, 1995, the Company sold the majority of the assets of its wholly owned subsidiary to a new company that will also be known as QMS Japan KK. The new company purchased most of the assets of the former subsidiary of QMS, assumed most of the liabilities and will continue to market QMS products under an exclusive master distributor agreement. The new QMS Japan KK was formed by Yoji Kawai, formerly the president and general manager of the QMS subsidiary in Japan. QMS Japan KK will pay commissions to the Company based on all sales of QMS products into a defined exclusive territory, which includes Japan, South Korea, China, Hong Kong, Singapore and other Asian countries.

With these cash generation transactions accomplished or agreed to in principle, the Company was able to enter into a new credit facility with Foothill Capital Corporation on November 7, 1995. Proceeds from the new credit facility were used to repay in full all amounts owed by the Company to its bank lending group and to repay portions of other long-term debt that existed at the end of fiscal 1995. The new credit facility also provides the Company with new working capital borrowing capacity and is more fully described in Note 7 to the Company's Consolidated Financial Statements and below.

Going forward, the Company will seek to leverage a reduced operating expense structure to profitability through focus on technologies, products, channels and services that produce sustainable, improved gross margins. The Company's strategic plan is to focus on high-margin networkable laser print systems, color laser printers, consumables and service.


NET SALES

TABLE OF NET SALES COMPARISONS FOR KEY CHANNELS
                                                                                                YEAR-TO-YEAR
                                                  NET SALES                               INCREASES/(DECREASES)
                                -----------------------------------------------          ------------------------------

     (IN THOUSANDS)                  1995             1994              1993                  1995             1994
-------------------------------------------------------------------------------          ------------------------------

      U.S. DIRECT                   $73,047           $85,835          $65,831              $(12,788)          $20,004
      U.S. SERVICE                   31,564            28,393           27,725                 3,171               668
      U.S. RESELLER                  15,162            33,374           64,334               (18,212)          (30,960)
      QMS EUROPE                     81,916            78,572           81,409                 3,344            (2,837)
      QMS JAPAN                      30,876            31,743           18,210                  (867)           13,533
      QMS CANADA                     12,860            18,187           18,974                (5,327)             (787)
      QMS AUSTRALIA                   6,475             7,437            8,932                  (962)           (1,495)
      QMS CIRCUITS                    3,851             3,438            3,625                   413              (187)
      ALL OTHER                       3,989             5,709            8,340                (1,720)           (2,631)
                                ----------------------------------------------           ------------------------------

           TOTAL                   $259,740          $292,688         $297,380              $(32,948)          $(4,692)
                                ==============================================           ==============================



The U.S. direct sales and service channel sells the higher end of the Company's product offerings and consumables to major corporate accounts and supports those sales with nationwide service capability. Generally, product gross margins and the cost of distribution are higher in this channel than in the reseller channel. During fiscal 1995, the U.S. direct sales operations resulted in a net sales decrease of 14.9%, after having increased by 30% in fiscal 1994. The Company has identified this change in revenue from U.S. direct sales as the single most important cause of the Company's poor financial performance in fiscal 1995. Instability in marketing and sales management led to inconsistent strategies and focus. The Company considers success in this area of its business to be of utmost importance, and accordingly has restructured the Company to focus on delivering high-end, departmental and shared resource
networking products to the market through this channel.   The U.S. service
business experienced a net sales gain in fiscal 1995 of 11%, after a 2.4% increase in fiscal 1994. Revenues from U.S. service are dependent to a great degree on an increasing installed base of printers sold by the U.S. direct sales channel. Additionally, the Company's U.S. service organization has begun to service products that were sold by other manufacturers, taking advantage of printer engine knowledge and geographic dispersion.

The U.S. reseller channel is responsible for attracting and qualifying resellers of the lower end of the Company's product line. Generally, gross margins and distribution costs are lower in this channel than in the direct channel. The U.S. reseller channel experienced a decline in net sales of printer products in fiscal 1995 of nearly 54.6%, after a net sales decrease of 48% in fiscal 1994. During fiscal 1995 and fiscal 1994, the U.S. reseller channel product mix was under extreme competitive pressure which resulted in lower sales volume and continued price erosion. Additionally, instability in sales and marketing management led to inconsistent strategies. The performance in the U.S. reseller channel improved during the fourth quarter of fiscal 1995 as sales of the QMS magicolor LX improved. On September 25, 1995, the Company introduced the QMS magicolor CX color laser print system. This product offers several new features, including new color screening technology, improved color management tools and microfine toner. These features result in higher image quality and should improve revenue generated in the U.S. reseller channel in fiscal 1996. This product fits well with the Company's sales and marketing strategies for 1996 because a significant consumables business follows the printer sales.

QMS Europe BV and QMS Australia Pty Ltd were sold to Jalak Investments BV subsequent to the end of the fiscal year (as described previously). During fiscal 1995, QMS Europe BV experienced a net sales increase of 4.3% and QMS Australia had a sales decline of nearly 13%. In fiscal 1996, the Company will continue to sell component parts and controller boards to QMS Europe under a master distributor agreement and the Company will also receive a commission from QMS Europe on all sales of QMS-branded products. The result will be a significant decrease in the sales revenue recognized by the Company, but the arrangement will also eliminate the entire operating expense structure of QMS Europe BV.

QMS Japan KK was sold subsequent to the end of fiscal 1995 (as described previously). During 1995, QMS Japan sold primarily the lower end of the Company's product offerings to distributors in Japan and Southeast Asia ("SEA"). QMS Japan began management of the SEA portion of the Company's business during fiscal 1994, when the Company closed its Hong Kong office. The Company has made a significant development commitment to the special language requirements for the Japanese market. During fiscal 1995, QMS Japan experienced a small revenue decline after having increased net sales by 74% in fiscal 1994. New competition forced sales price erosion for low-end monochrome products. In fiscal 1996, the Company will continue to sell component parts and controller boards to QMS Japan KK under a master distributor agreement, and the Company will also receive a commission from QMS Japan KK on all sales that they make of QMS-branded products. The result will be a significant decrease in the sales revenue recognized by the Company, but the arrangement will also eliminate the entire operating expense structure of QMS Japan KK.

QMS Canada, Inc., a wholly owned subsidiary headquartered in Montreal, sells the entire line of Company products, including service and accessories, directly to end users and also through resellers. Net sales for QMS Canada declined by 29% in 1995 and by 4% in 1994. The primary reason for the decline in 1995 was competitive pressure, which resulted in lower sales volume and price erosion.

QMS Circuits, Inc., a wholly owned subsidiary based in Fort Walton Beach, Florida, manufactures and markets printed circuit boards for the Company and for third-party sales. During fiscal 1995, 1994 and 1993, the Company also sold Magnum(R) controller boards, controller-level products to original equipment manufacturers and printer products into Latin America.


GROSS PROFIT

The significant decline in gross profit dollars in fiscal 1995, a total of $46.4 million, has three main components. 1) Special charges of $18.1 million related to inventory obsolescence and the write-off of certain software costs incurred in connection with the implementation of the Company's strategic plan (as described under General above). These special charges relate primarily to low-end products that are not a part of the Company's primary focus going forward. 2) The significant volume declines in the U.S. direct and U.S. reseller channels (as described under Net Sales above), as well as price erosion, resulted in lower gross profit in fiscal 1995 of approximately $18 million. 3) The volume decreases in Japan and Canada described above resulted in less gross profit in fiscal 1995 of $5.4 million. Gross profit dollars increased slightly in fiscal 1994 despite the fact that sales were lower than in fiscal 1993. Gross profit as a percentage of sales improved to 32.9% in fiscal 1994 from 32.1% in fiscal 1993. The gross profit percentage improvement reflects a higher percentage of total sales being generated through the U.S. direct channel in fiscal 1994 where the higher end of the Company's product offering is sold directly to end users. Going forward, the Company's new strategic focus and the method of doing business in Europe and Japan are intended to result in higher gross margin percentages of sales than were experienced in fiscal 1995.


OPERATING EXPENSES

Operating expenses, excluding restructuring charges, totaled $86.2 million in fiscal 1995, approximately 3% less than the fiscal 1994 operating expense level; however, due to the reduction in sales, these operating expenses were 33.2% of sales, up from 30.4% in fiscal 1994. The Company implemented workforce reductions in both the second and the fourth quarters of fiscal 1995 that resulted in headcount reductions totaling 175 people. The Company's total headcount after the reductions and after the change in corporate structure from the divestiture of its businesses in Europe, Australia and Japan is 942, down from 1,194 at fiscal 1995 year end. As part of the Company's operating plan for 1996, management performed an exhaustive review of operating expenses throughout the Company and made reductions in every functional area, including a reduction in executive and senior management salaries and perquisites, reductions in the costs of employee benefits, the sale of the Company aircraft and many other items. Management will continue to emphasize cost containment. During fiscal 1994, operating expenses were contained at $88.9 million, a decrease of $8.1 million compared to fiscal 1993. Fiscal 1993 operating expenses included a charge of approximately $3 million as a result of reducing the Company's work force by about 12% and the consolidation of several of the Company's leased facilities around the world. Excluding this charge, operating expenses were $94 million in fiscal 1993.

Research and development expenses increased by 10.4% in fiscal 1995 and were essentially the same in fiscal 1994 as they were in fiscal 1993. Capitalized software costs amounted to $7.1 million, $7.1 million and $8.8 million for fiscal 1995, 1994 and 1993, respectively. Management continues to believe that investment in product research and development is critical to the Company's future growth and competitive position in the marketplace, and is directly related to continued, timely development of new and enhanced products.


RESTRUCTURING CHARGES

During fiscal 1995, restructuring charges, as part of the Company's cost reduction effort, totaling approximately $8.4 million were recorded to recognize costs associated with salary continuation and outplacement services ($3.7 million), the write-off of certain fixed assets and facility lease obligations ($2.4 million), and the write-down of the Company's investment in QMS Japan ($2.3 million). The subsequent sale of QMS Japan in early December 1995 did not result in additional losses.


OTHER INCOME (EXPENSE)

Interest expense increased by 27% in fiscal 1995 and was approximately the same amount in fiscal 1994 and fiscal 1993. In fiscal 1995, the Company's borrowing needs grew because of the operating losses. The net gain on divestitures of businesses (see Note 18 to the Company's Consolidated Financial Statements) includes a loss on the sale of the Europe and Australia entities (approximately $2 million) and a gain on the sale of a portion of the Company's consumables business (approximately $5.7 million). Miscellaneous income (expense) includes a gain on the sale of the Company aircraft (approximately $517,000) and a net gain on foreign currency transactions (approximately $400,000).

The Company did not enter into any material foreign exchange contracts in fiscal 1995 or in fiscal 1994. In fiscal 1993, the Company entered into foreign exchange contracts against forecasted European sales in local currencies to minimize, or offset, the risk of exchange rate fluctuations. In fiscal 1993, net foreign currency gains under these contracts were $343,362.


INCOME TAX

For fiscal 1995, no benefit or provision for income taxes was recognized. A provision of 26.7% of pretax income was recognized for fiscal 1994, and a
benefit of 31% of pretax loss was recognized for fiscal 1993.    Effective
October 3, 1992, the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 109, "Accounting for Income Taxes." The adoption of this standard had no material impact on the consolidated financial statements for fiscal 1993.

Recent audits by tax authorities in Japan, the Netherlands, Canada and the U.S. were all resolved with no adverse tax consequences. Fiscal years 1993 and forward are still subject to review.


FACTORS WHICH MAY AFFECT FUTURE RESULTS

The Company's products include components, primarily microprocessors and dynamic random-access memory devices, which from time to time are sensitive to market conditions that result in limited availability and/or extreme price fluctuations. An interruption in the supply of or significant changes in price for these components could have an adverse effect on the Company's operating results. The Company purchases significant quantities of print engine mechanisms from Japanese suppliers. An appreciation of the value of the yen to the dollar results in higher prices, which can be mitigated through yen-sharing arrangements with suppliers, foreign exchange contracts and price negotiations; however, severe price increases could develop which would adversely affect operating results.

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


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $7.4 million at September 29, 1995, compared to $5 million and $3.6 million at the end of the two previous years. The cash flow from operations was $12.4 million for fiscal 1995, compared to $23.2 million in fiscal 1994 and $3.1 million in fiscal 1993. The Company's financing for fiscal 1995 and 1994 came principally from cash flows from operations, capital leases and a secured revolving credit agreement. In addition, during fiscal 1995, cash flows of $5.7 million came from the sale of the ink roll consumables business and $7.8 million from short-term bank borrowings. During fiscal 1993, the Company's financing came principally from borrowings under a secured revolving credit agreement.

The Company's working capital was $35.5 million at September 29, 1995, down from $79.4 million at the end of fiscal 1994 and $78.4 million at the end of fiscal 1993. The reduction of $43.9 million during fiscal 1995 is principally due to reducing net inventories by $22.3 million, net trade accounts receivable by $13.7 million and acquiring new short-term bank borrowings of $7.8 million. During fiscal 1995, the Company reduced its total long-term debt levels to $24.5 million, down from $34.3 million in fiscal 1994. Bank borrowings under the Company's secured revolving credit agreements were reduced to $17.8 million at the end of fiscal 1995, compared to $23.2 million at the end of fiscal 1994. Senior secured notes payable were reduced from $15.1 million at the end of fiscal 1994 to $10.9 million at the end of fiscal 1995. These reductions were directly related to the Company's efforts to refinance its short- and long-term indebtedness, as discussed more fully below.

At September 29, 1995, the Company was not in compliance with certain covenants in its credit agreements. As members of the bank group had expressed a desire to exit the credit facility, management entered into negotiations to establish a new credit agreement. On November 7, 1995, the Company entered into a new loan arrangement with Foothill Capital Corporation. Proceeds from the new loan arrangement were used to repay in full all amounts owed by the Company to its bank lending group and to repay portions of other long-term debt that existed at the end of fiscal 1995. The new loan arrangement also provides the Company with additional working capital borrowing capacity and is more fully described in
Note 7 to the Company's Consolidated Financial Statements.

Management believes that the Company's fiscal 1996 working capital and capital expenditure needs, as well as funding for research and development, will be met by cash flow from operations and by the new financing arrangement.


INFLATION

Inflationary factors have not had a significant effect on the Company's operations in the past three years. A significant increase in inflation would adversely affect the Company's operations.



ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.
---------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS

For the fiscal years ended September 29, 1995, September 30, 1994 and October 1, 1993
Dollars in thousands, except per share amounts                    1995                  1994                  1993
----------------------------------------------------------------------------------------------------------------------------------
Net Sales
  Printers and supplies                                         $   228,176           $  264,295            $  269,655
  U.S. service                                                       31,564               28,393                27,725
                                                                ------------------------------------------------------
     Total net sales                                                259,740              292,688               297,380
Cost of sales
  Printers and supplies                                             191,010              180,397               186,523
  U.S. service                                                       19,022               16,141                15,281
                                                                ------------------------------------------------------
     Total cost of sales                                            210,032              196,538               201,804
 Gross profit
  Printers and supplies                                              37,166               83,898                83,132
  U.S. service                                                       12,542               12,252                12,444
                                                                ------------------------------------------------------
     Total gross profit                                              49,708               96,150                95,576
                                                                ------------------------------------------------------
Operating expenses
   Marketing and selling                                             47,066               48,812                48,702
   Research and development                                           9,836                8,904                 9,018
   General and administrative                                        29,308               31,156                39,246
                                                                ------------------------------------------------------
      Total                                                          86,210               88,872                96,966
   Restructuring expenses                                             8,364                    0                     0
                                                                ------------------------------------------------------
      Total operating expenses                                       94,574               88,872                96,966
                                                                ------------------------------------------------------
Operating income (loss)                                             (44,866)               7,278                (1,390)
                                                                ------------------------------------------------------
Other income (expense)
   Interest income                                                      171                   80                   756
   Interest expense                                                  (4,113)              (3,235)               (3,342)
   Divestitures of businesses                                         3,675                    0                     0
   Miscellaneous income (expense)                                       847                  (83)                 (946)
                                                                -------------------------------------------------------
      Total                                                             580               (3,238)               (3,532)
                                                                -------------------------------------------------------
Income (loss) before income taxes                                   (44,286)               4,040                (4,922)
Income tax provision (benefit)                                            0                1,080                (1,526)
                                                                -------------------------------------------------------
Net income (loss)                                               $   (44,286)          $    2,960            $   (3,396)
                                                                =======================================================

Earnings (loss) per common share
   Primary and fully diluted                                    $     (4.15)          $     0.28            $    (0.31)
Weighted average number of shares (in thousands)
   used in computing earnings (loss) per common share
   Primary                                                           10,677               10,723                10,792
   Fully diluted                                                     10,677               10,761                10,821

See Notes to Consolidated Financial Statements.



CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the fiscal years ended October 1, 1993,
September 30, 1994 and September 29, 1995
                                          Common Stock                                        Treasury Stock
                                          ------------                                        --------------

                                                               Additional                                           Foreign
                                      Shares                    Paid-In     Retained      Number of                 Currency
                                      Issued     Amount         Capital     Earnings        Shares     Amount     Translation
DOLLARS IN THOUSANDS
-----------------------------------------------------------------------------------------------------------------------------------
Balance October 2, 1992              11,832,806   $   118      $ 39,857      $63,337        1,152,187  $ (13,236)    $  (657)
   Stock options exercised                                          132                       (55,394)       423
   Purchase of treasury shares                                                                 30,500       (306)
   Translation adjustment                                                                                               (543)
   Net loss                                                                   (3,396)
                                    ------------------------------------------------------------------------------------------

Balance October 1, 1993              11,832,806       118        39,989       59,941        1,127,293    (13,119)     (1,200)
   Stock options exercised                                            1                        (8,602)        66
   Purchase of treasury shares                                                                 40,700       (287)
   Translation adjustment                                                                                                533
   Net income                                                                  2,960
                                    ------------------------------------------------------------------------------------------

Balance September 30, 1994           11,832,806       118        39,990       62,901        1,159,391    (13,340)       (667)
   Stock options exercised                                            4                        (3,400)        26
   Translation adjustment                                                                                             (1,533)
   Net loss                                                                  (44,286)
                                    ------------------------------------------------------------------------------------------
Balance September 29, 1995           11,832,806   $   118      $ 39,994      $18,615        1,155,991  $ (13,314)   $ (2,200)
                                    ==========================================================================================

--------
See Notes to Consolidated Financial Statements.



CONSOLIDATED BALANCE SHEETS

At September 29, 1995
and September 30, 1994
Dollars in thousands                                                                     1995                  1994
ASSETS
Current assets
    Cash and cash equivalents                                                         $     7,431          $     4,956
    Trade receivables (less allowance for doubtful accounts
         of $546 in 1995 and $504 in 1994)                                                 37,721               51,462
    Inventories, net                                                                       47,482               69,770
    Other current assets                                                                    7,066                8,335
                                                                                      --------------------------------

        Total current assets                                                               99,700              134,523

Property, plant and equipment, net                                                         26,721               30,826
Other assets, net                                                                           9,117               16,674
                                                                                      --------------------------------
        Total                                                                         $   135,538          $   182,023
                                                                                      ================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable                                                                  $    16,586          $    20,791
    Short-term bank loans                                                                   7,764                    0
    Income taxes payable                                                                        0                  641
    Current maturities of long-term debt and capital lease obligations                      4,990                5,099
    Other current liabilities                                                              34,849               28,602
                                                                                      --------------------------------
        Total current liabilities                                                          64,189               55,133

Long-term debt                                                                             24,511               34,340
Capital lease obligations                                                                   1,119                1,347
Deferred income taxes                                                                       1,162                2,201
Other liabilities                                                                           1,344                    0
                                                                                      --------------------------------
        Total liabilities                                                                  92,325               93,021
                                                                                      --------------------------------

Stockholders' equity
    Preferred stock-authorized, 500,000 shares of no par value; none issued
    Common stock-authorized, 50,000,000 shares of $.01 par value; issued,
        11,832,806 shares in 1995 and 1994                                                    118                  118
    Additional paid-in capital                                                             39,994               39,990
    Retained earnings                                                                      18,615               62,901
    Treasury stock, at cost (1,155,991 shares in 1995 and
        1,159,391 shares in 1994)                                                         (13,314)             (13,340)
    Foreign currency translation                                                           (2,200)                (667)
                                                                                      ---------------------------------
        Total stockholders' equity                                                         43,213               89,002
                                                                                      --------------------------------
        Total                                                                         $   135,538          $   182,023
                                                                                      ================================

See Notes to Consolidated Financial Statements.



CONSOLIDATED STATEMENTS OF CASH FLOWS

For the fiscal years ended September 29, 1995,
September 30, 1994 and October 1, 1993
Dollars in thousands                                                    1995                1994                1993
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                               $     (44,286)        $       2,960        $     (3,396)
Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
        Depreciation of property, plant and equipment                   8,406                 9,496               9,106
        Amortization and write-off of capitalized and
             deferred software and other                               15,925                 8,147               7,540
        (Gain) loss from disposal of property, plant and equipment       (521)                  161                  21
        Provision for losses on accounts receivable                       282                   228                 326
        Provision for losses on inventory                              19,132                 5,388               8,923
        Provision for restructuring expense                             8,364                     0                   0
        Gains from divestitures of businesses                          (3,675)                    0                   0
        Foreign currency transactions                                      47                  (165)                536
    Changes in assets and liabilities which provided (used) cash:
        Trade receivables                                              13,484               (11,301)              3,653
        Inventories                                                     3,149                (4,381)            (17,881)
        Other current assets                                            1,269                (1,409)             (1,008)
        Other assets                                                     (504)                  373                (985)
        Accounts payable                                               (4,205)                9,725              (3,621)
        Income taxes payable                                             (641)                  805              (2,759)
        Other current liabilities                                      (4,117)                  935               3,185
        Other liabilities                                               1,344                     0                   0
        Deferred income taxes                                          (1,039)                2,201                (525)
                                                                --------------------------------------------------------
             Total adjustments                                         56,700                20,203               6,511
                                                                --------------------------------------------------------
             Net cash provided by operating activities                 12,414                23,163               3,115
                                                                --------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property, plant and equipment                         (5,107)               (6,115)             (8,188)
    Additions to capitalized software costs                            (7,096)               (7,056)             (8,803)
    Additions to deferred software costs                                 (768)                 (836)             (1,189)
    Proceeds from disposal of property, plant and equipment             1,262                   198                 254
    Proceeds from divestitures of business                              5,675                     0                   0
                                                                --------------------------------------------------------
        Net cash used in investing activities                          (6,034)              (13,809)            (17,926)
                                                                --------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from long-term debt and capital lease obligations            723                     0              21,000
    Payments of long-term debt, including current maturities           (9,708)               (6,195)             (9,483)
    Payments of capital lease obligations, including
      current maturities                                               (1,181)               (1,004)             (1,036)
    Proceeds from short-term debt                                       7,764                     0                   0
    Proceeds from stock options exercised                                  30                    67                 555
    Purchase of treasury stock                                              0                  (287)               (306)
                                                                --------------------------------------------------------
        Net cash provided by (used in) financing
          activities                                                   (2,372)               (7,419)             10,730
                                                                --------------------------------------------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                (1,533)                 (561)               (423)
                                                                --------------------------------------------------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                 2,475                 1,374              (4,504)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                            4,956                 3,582               8,086
                                                                --------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                          $       7,431         $       4,956        $      3,582
                                                                ========================================================

See Notes to Consolidated Financial Statements.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of QMS, Inc. and its wholly owned subsidiaries. All material intercompany items have been eliminated.

FISCAL YEAR - The Company's fiscal year ends on the Friday closest to September
30.  Fiscal 1995, 1994 and 1993 included 52 weeks.

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

PROPERTY, PLANT AND EQUIPMENT - Expenditures for property, plant and equipment, major renewals, and betterments are capitalized at cost. Certain assets are financed under lease contracts which have been capitalized. Aggregate lease payments, discounted at appropriate rates, have been recorded as long-term debt, the related leased assets have been capitalized, and the amortization of such assets is included in depreciation expense.

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

REVENUE RECOGNITION - Sales of printers and supplies are recorded upon shipments of products to customers provided that no significant vendor obligations remain and collectibility of the resulting receivables is probable. Service revenue is recognized at the time the services are provided or upon completion of certain obligations under deferred service contracts.

WARRANTY POLICY - The Company warrants its products for a period of 90 days to 2 years from the date of shipment, depending on the product.

DEFERRED SERVICE REVENUES - Amounts billed for service contracts are credited to deferred service revenue and reflected in revenues over the terms of the contracts, which range up to three years.

DEFERRED SOFTWARE COSTS - Purchased computer software costs are amortized based on current and future revenue for each product with an annual minimum amortization equal to straight-line amortization over the remaining estimated economic life of the product.

CAPITALIZED SOFTWARE COSTS - The Company capitalizes the qualifying costs of developing proprietary software included in its products. Capitalization of costs requires that technological feasibility has been established. Upon completion of projects, amortization is determined based on the larger of the amounts computed using (a) the ratio that current gross revenue for each product bears to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product. Amortization adjustments are made to reflect net realizable value.

Capitalized software costs for fiscal 1995, 1994 and 1993 totaled $7,096,000, $7,056,000 and $8,803,000, respectively. For fiscal 1995, 1994 and 1993,
$13,853,000, $7,345,000 and $6,835,000, respectively, were charged as amortization expense on completed projects, and were included in cost of goods sold. For fiscal 1995 and 1993, amortization included net realizable value adjustments of $4,639,000 and $86,850, respectively. The amortization for fiscal 1994 includes no net realizable value adjustment.

RESEARCH AND DEVELOPMENT - The Company expenses research and development costs, including expenditures related to development of the Company's software products that do not qualify for capitalization.

INCOME TAX - In February 1992, the Financial Accounting Standards Board issued the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which was adopted by the Company, effective October 3, 1992. The adoption of this Standard had no material effect on the Company's fiscal 1993 operations. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. (See Note 13.)

EARNINGS (LOSSES) PER COMMON SHARE - Earnings (losses) per common share are computed based on the weighted average number of common and common equivalent shares outstanding, as appropriate. Common equivalent shares result from the assumed exercise of outstanding stock options that have a dilutive effect when applying the treasury stock method.

FOREIGN CURRENCY TRANSLATION - The Company's subsidiary in Europe transacts a significant amount of business in U.S. dollars. Accordingly, the U.S. dollar is deemed to be the functional currency of this subsidiary, and all foreign currency gains and losses are included in income currently.

The financial position and results of operations of the Company's other foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities of such subsidiaries are translated using current exchange rates. Revenues and expenses of such subsidiaries have been translated at rates approximating the actual rates on the dates of the transactions. Translation adjustments are included as a separate component of stockholders' equity except for QMS Japan, for which a gain of approximately $2.3 million was included in restructuring charges in fiscal 1995 as a component of the write-down of the Company's investment in QMS Japan. (See Note 17.) Foreign currency transaction gains (losses) are included as a component of miscellaneous income (expense). (See Note 14.)

RECLASSIFICATIONS - Certain reclassifications have been made to fiscal 1994 and 1993 amounts to conform to the fiscal 1995 presentation.



NOTE 2  INVENTORIES

Inventories at September 29, 1995 and September 30, 1994 are summarized as follows (in thousands):

                                     1995             1994
Raw materials                   $    11,709       $    24,003
Work in process                       3,152             5,842
Finished goods                       43,453            46,733
Inventory reserve                   (10,832)           (6,808)
                                ------------------------------

                                $    47,482       $    69,770
                                ==============================

Inventory reserves are calculated based on specific identification of items that are potentially excess or obsolete. Reserves are also recorded on a routine basis due to rapid obsolescence of certain inventory items. The increase in reserve is due to special charges against inventory (approximately $6.4 million) taken in the fourth quarter of fiscal 1995 due to the change in the Company's strategic focus, as described in "Management's Discussion and Analysis of Financial Condition and Results of Operations."


NOTE 3  OTHER ASSETS

Other assets at September 29, 1995 and September 30, 1994 are summarized as follows (in thousands):

                                                1995            1994
Capitalized software costs, net            $     5,955       $    12,982
Deferred software costs, net                       659               977
Other                                            2,503             2,715
                                           -----------------------------

                                           $     9,117       $    16,674
                                            ============================

Accumulated amortization of capitalized software costs amounted to $30,002,000 and $16,509,000 at September 29, 1995 and September 30, 1994, respectively. Accumulated amortization of deferred software costs amounted to $3,143,000 and $1,987,000 at September 29, 1995 and September 30, 1994, respectively.


NOTE 4  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at September 29, 1995 and September 30, 1994 are summarized as follows (in thousands):

                                                1995            1994
Land                                       $     1,408       $     1,408
Buildings and improvements                      20,871            20,682
Machinery and equipment                         38,853            42,365
Office furniture and equipment                   8,073             8,425
                                           -----------------------------

                                                69,205            72,880
Less accumulated depreciation                   42,484            42,054
                                           -----------------------------

                                           $    26,721       $    30,826
                                           =============================


NOTE 5  SHORT-TERM BANK BORROWINGS

Short-term bank borrowings at September 29, 1995 and September 30, 1994 were as follows (in thousands):

                                                             1995                    1994
Unsecured demand note with Credit
   Lyonnais Bank, Nederland
   (interest at 1-1/2% above prime)                      $    5,307                $      0

Unsecured demand note with Sanwa Bank
   Limited, Hong Kong
   (interest at 3/4% above Euro-rate)                           802                       0

Unsecured demand notes with Dai-Ichi
   Kangyo Bank Ltd., Japan
   (interest at 3.0%)                                         1,655                       0
                                                         ----------------------------------

                                                         $    7,764                $      0
                                                         ==================================

Proceeds from the above loans were used for working capital.
Subsequent to year end, these loans were repaid as part of the divestiture of the Company's European and Japanese subsidiary operations.


NOTE 6  OTHER CURRENT LIABILITIES

Other current liabilities at September 29, 1995 and September 30, 1994 are summarized as follows (in thousands):

                                                1995            1994
Employment costs                           $     7,106       $     8,670
Deferred service revenue                        10,330            11,374
Accrued royalties                                  487             1,061
Accrued warranty                                 1,138               825
Accrued interest                                   636               371
Sales and use tax payable                          502             1,688
Reserves for restructuring charges
    and divestitures of businesses              10,149                 0
Other                                            4,501             4,613
                                           -----------------------------

                                           $    34,849       $    28,602
                                           =============================


NOTE 7  LONG-TERM DEBT

Long-term debt at September 29, 1995 and September 30, 1994 is summarized as follows (in thousands):

                                                   1995             1994
Indebtedness to banks under secured
    revolving credit agreement
    (10.75% at September 29, 1995)              $ 17,776           $  23,200
10.13% senior secured notes payable
    in equal semi-annual installments of
    $1,052,632 plus interest through 1998          4,987               7,368
6.15% senior secured notes payable in
    monthly installments of $194,026
    including interest through 1998                5,877               7,780
                                                ----------------------------
                                                  28,640              38,348
Less current portion of long-term debt             4,129               4,008
                                                ----------------------------
                                                $ 24,511           $  34,340
                                                ============================


The 6.15% senior secured notes are secured by a first priority lien on portions of the Company's land and buildings located in Mobile, Alabama.

On November 7, 1995, the Company entered into an agreement with Foothill Capital Corporation ("Foothill") which allowed the Company to retire the existing secured revolving credit agreement and the 10.13% senior secured notes payable. The new credit facility provides for a three-year revolving line of credit with maximum availability of $30 million, secured by the Company's domestic accounts receivable, inventory and machinery and equipment. The stated rate of interest for any borrowings under the new agreement is one and one-half percent over prime. Additional provisions of the new credit facility provide for a term loan of $1.2 million secured by machinery and equipment and the availability of a second term loan of $5 million. The $1.2 million term loan requires minimum annual principal payments of approximately $300,000.

Although the Company was not in compliance with certain covenants contained in the credit agreements existing at year end and has not obtained waivers of non-compliance from the lenders, the new long-term credit facility with Foothill provided the Company with the capacity to pay off these debts individually and collectively and, therefore, they have been classified as long-term debt in the financial statements.

The new credit facility with Foothill includes requirements for a minimum current ratio, a maximum total liabilities to equity ratio and minimum levels of tangible net worth and working capital.

In connection with the new financing arrangements, Foothill was granted a warrant to purchase 100,000 shares of the Company's common stock, at a price of $5 a share, which is exercisable through October 30, 1999.
Following is the Company's disclosure in accordance with Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments." The fair value of the Company's long-term debt is estimated based on the quoted prices for the same or similar issues. The fair value, as of September 29, 1995 and of September 30, 1994, has been estimated as follows (in thousands):

                                                              1995                                1994
                                                  Carrying             Fair           Carrying           Fair
                                                   Amount             Value            Amount           Value
Secured revolving credit facility                 $  17,776        $  17,776         $  23,200        $ 23,200
10.13% senior secured notes                           4,987            5,025             7,368           7,627
6.15% senior secured notes                            5,877            5,559             7,780           7,524


NOTE 8  LEASES

The Company has capital leases that expire through fiscal 2000. The Company is obligated under operating leases for certain sales and service offices expiring through fiscal 2003. Future minimum lease payments under capital and operating leases with noncancelable terms in excess of one year as of September 29, 1995 were as follows (in thousands):

                                                  Capital
                                                   Lease          Operating
Fiscal Year                                     Obligations         Leases
1996                                              $     991        $   4,451
1997                                                    815            3,359
1998                                                    277            1,861
1999                                                     62              868
2000                                                     40              590
Thereafter                                                0            1,239
                                                  --------------------------
Total minimum payments                                2,185        $  12,368
                                                                   =========
Less amounts representing interest                      205
                                                  ---------
Present value of minimum payments                     1,980

Less current maturities under
capital lease obligations                               861
                                                  ---------
                                                  $   1,119
                                                  =========

Rent expense under operating leases for fiscal 1995, 1994 and 1993 was $6,120,000, $7,233,000 and $7,120,000, respectively.

Assets recorded under capital leases (included in property, plant and equipment in the accompanying consolidated balance sheets) at September 29, 1995 and September 30, 1994 are summarized as follows (in thousands):

                                               1995             1994
Machinery and equipment                    $   2,256         $   3,835
Office furniture and equipment                 1,652             1,920
                                           ---------------------------
                                               3,908             5,755
Less accumulated depreciation                  2,840             3,330
                                           ---------------------------
                                           $   1,068         $   2,425
                                           ===========================


NOTE 9  EMPLOYEE BENEFIT PLANS

The Company has a Cash or Deferred Retirement Plan which covers substantially all employees and is a qualified plan under Section 401(k) of the Internal Revenue Code. Employees may make a pretax contribution of up to 10% of their annual salaries and are provided investment choices from among a Retirement Preservation Trust, a Corporate Bond Fund, a Capital Fund, a Basic Value Fund and a Company Stock Fund. The Company may match employee contributions at varying rates up to a maximum of 3.5% of annual salary, and Company contributions are made on an annual basis. The plan is a calendar year plan. Employees at the end of the plan year are fully vested in applicable Company contributions. In fiscal 1995, 1994 and 1993, the Company contributed $1,010,244, $1,046,137 and $1,029,391 to the plan, respectively.


NOTE 10  STOCK OPTION PLANS

The Company's stock option plans allow incentive or non-qualified stock options to be granted to key employees and directors providing the right, when exercisable, to purchase up to an aggregate of 1,872,688 shares of the Company's common stock. In the case of incentive stock options, the option price is not less than the fair market value at date of grant. A non-qualified optionee may receive the right to be paid cash upon the exercise of a non-qualified option in an amount intended to approximate 100% of the amount of the federal, state and local income tax payable by that optionee upon exercise of the option.

For employees with less than one year of service with the Company, one-fourth of the granted options may be exercised one year after the date of grant, with an additional one-fourth exercisable each year thereafter, although other exercise provisions are allowed. For employees with greater than one year of service, one-fifth of the granted options may be exercised on the date of grant, with an additional one-fifth exercisable each year thereafter, although other exercise provisions are allowed. Options that expire or are canceled prior to exercise are restored to the shares available for future grants. At September 29, 1995, the Company had reserved 355,138 shares for the future grant of options under these plans.

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

During fiscal 1995, the Company repriced certain stock option grants under the 1987 Stock Option Plan. Stock option grants of 158,360 shares that were previously issued at option prices greater than the current fair market value were forfeited and replaced with stock option grants for 79,180 shares (a rate of one new share for two previous shares) at the fair market value on the date of grant. The grant of these repriced options was restricted to non-executive officer employees.

During fiscal 1994, the Company adopted the Stock Option Plan for Directors whereby non-employee directors receive non-qualified stock option grants annually, and may make an irrevocable election annually to receive stock options at a below-market exercise price in lieu of cash directors' fees. Compensation expense under this plan for fiscal 1995 and 1994 was $77,244 and $39,750, respectively.

A summary of stock option activity is as follows:

                                    Number               Price Per
                                   of Shares               Share                 Total
Outstanding,
    October 2, 1992               1,101,324           $4.62 to  $24.12        $15,160,095
    Granted                         269,550            8.50 to   16.25          2,719,100
    Exercised                       (55,394)           4.62 to   15.00           (554,920)
    Terminated                     (197,710)           6.62 to   22.38         (3,218,562)
                                ------------                                --------------
Outstanding,
    October 1, 1993               1,117,770            6.75 to   24.12         14,105,713
    Granted                         238,571            4.38 to   10.50          2,011,273
    Exercised                        (8,602)           7.50 to   14.00            (66,848)
    Terminated                     (142,188)           7.50 to   24.12         (1,762,637)
                                ------------                                --------------

Outstanding,
September 30, 1994                1,205,551            4.38 to   24.12         14,287,501
    Granted                         705,529            4.44 to   10.00          4,495,941
    Exercised                        (3,400)           8.25 to    9.00            (29,863)
    Terminated                     (390,130)           4.63 to   24.12         (4,974,800)
                                ------------                                --------------

Outstanding,
September 29, 1995                1,517,550           $4.38 to  $24.12       $  13,778,779
                                ============                                ==============

Exercisable,
September 29, 1995                  720,446
                                ============


NOTE 11  SUPPLEMENTAL EXECUTIVE RETIREMENT AGREEMENTS

In fiscal 1992, the Company entered into separate agreements with three officers of the Company, under which each officer is entitled to a monthly benefit upon either the officer's leaving the Company's employment, retirement or departure following a change in control of the Company, to be paid over a ten-year benefit period. In fiscal 1995, 1994 and 1993, the Company expensed $366,396, $291,806 and $441,938, respectively, related to these benefits. In fiscal 1995, the Company paid benefits of $27,831 under these agreements.


NOTE 12  STOCKHOLDER RIGHTS PLAN

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


NOTE 13  INCOME TAXES

The components of income (loss) before income taxes and the provision (benefit) for income taxes (both domestic and foreign), for fiscal 1995, 1994 and 1993 are summarized as follows (in thousands):

                                                1995              1994                1993
Income (loss) before income taxes:
    Domestic                                  $(41,709)        $    6,527        $   (540)
    Foreign                                     (2,577)            (2,487)         (4,382)
                                              --------------------------------------------
Total                                         $(44,286)        $    4,040        $ (4,922)
                                              ============================================

Provision (benefit) for income taxes:
Current:
    Federal                                   $      0         $      436        $    169
    Foreign                                       (247)               452          (2,119)
    State                                            0                439               0
                                              --------------------------------------------
                                                  (247)             1,327          (1,950)
                                              --------------------------------------------
Deferred:
    Federal                                          0                  0               0
    Foreign                                        247               (247)            424
    State                                            0                  0               0
                                              --------------------------------------------
                                                   247               (247)            424
                                              --------------------------------------------
Total                                         $      0         $    1,080        $ (1,526)
                                              ============================================

At September 29, 1995, the Company had domestic operating loss carryovers of approximately $36 million which will expire in fiscal 2010, and general business credit carryovers of approximately $1.7 million which will expire during fiscal 2002 through 2007. Foreign tax credit carryforwards of approximately $1.7 million existed at September 29, 1995 and will expire in fiscal 1996 through 1998.

There were no undistributed earnings in the Company's Canadian subsidiary at fiscal 1995 year end. Undistributed earnings of the Company's other foreign subsidiaries which were divested will not result in any material taxes payable by the Company.

During fiscal 1994, the Company settled outstanding issues with tax authorities in Japan, the Netherlands, Canada and the U.S. without adverse results.

A reconciliation of the statutory federal income tax rate to the effective rate for fiscal 1995, 1994 and 1993 is as follows (in thousands):

                                                1995             1994                1993
Tax at federal statutory rate                 $(15,500)        $    1,415        $ (1,723)
State income taxes, net of
  federal benefit                                    0                283               0
Operating losses generating
  no tax benefit                                15,618                  0               0
Utilization of carryovers                            0             (1,465)              0
Foreign sales corporation benefit                    0               (423)           (221)
Tax effect of international
    operations, net                                  0              1,075            (161)
Other, net                                        (118)               195             579
                                              --------------------------------------------
Total                                         $      0         $    1,080        $ (1,526)
                                              ============================================

Deferred tax assets and liabilities that arise as a result of temporary differences at September 29, 1995 and September 30, 1994 are summarized as follows (in thousands):

                                                                            1995                           1994
Deferred tax assets:
       Inventory reserves                                            $        3,187                $        2,085
       Restructuring reserves                                                 1,275                             0
       Foreign tax credits                                                    1,700                         1,700
       General business credit carryforwards                                  1,742                         1,742
       Net operating loss carryforwards                                      13,455                         1,575
       Deferred income                                                          746                           747
       Other                                                                    791                         1,644
                                                                     ----------------                --------------
               Total gross deferred tax assets                               22,896                         9,493
       Deferred tax asset valuation allowance                               (19,294)                       (2,775)
                                                                     ----------------                --------------
               Total deferred tax assets                                      3,602                         6,718

Deferred tax liabilities:
       Depreciation                                                          (1,159)                       (1,190)
       Capitalized software costs                                            (2,221)                       (4,842)
       Deferred software costs                                                 (222)                         (341)
       Deferred tooling                                                           0                           (98)
                                                                      ----------------                --------------
               Total deferred tax liabilities                                (3,602)                       (6,471)
                                                                      ----------------                --------------
       Net deferred tax assets                                        $           0                   $       247
                                                                      ================                ==============

The valuation allowance was established based on certain assumptions about levels of future pretax income that are consistent with historical results. As the Company had losses in fiscal 1995 and 1993, the deferred tax asset valuation allowance reflects an evaluation which recognizes uncertainties related to the future utilization of certain carryovers. The valuation allowance for deferred tax assets increased by approximately $16.5 million during fiscal 1995. The Company did not recognize tax benefits for fiscal 1995 losses due to restrictions on the carryback of the losses and there is no assurance that the benefits may be realized in the future.


NOTE 14  BUSINESS SEGMENT AND FOREIGN OPERATIONS

The Company's domestic operations and those of its wholly owned European, Canadian, Australian/New Zealand and Japanese subsidiaries for fiscal 1995, 1994 and 1993 are summarized as follows (in thousands):

                                                 1995               1994                1993
Net sales to unaffiliated
   customers from:
   United States                              $ 127,610          $  157,156          $  169,853
   Europe                                        81,917              78,572              81,413
   Canada                                        12,859              18,186              18,974
   Australia/New Zealand                          6,476               8,573               8,932
   Japan                                         30,878              30,201              18,208
Net transfer between
   geographic areas                              52,151              60,984              53,188
Adjustments and eliminations                    (52,151)            (60,984)            (53,188)
                                              --------------------------------------------------
Consolidated                                  $ 259,740          $  292,688          $  297,380
                                              ==================================================

All transfers between geographic areas are sales from the U.S. parent to its foreign subsidiaries.

A summary of operating income by geographic areas is as follows (in thousands):

                                                 1995               1994                1993
Operating income (loss):
   United States                              $ (29,100)         $   22,056          $   14,303
   Europe                                         4,810               2,136               1,862
   Canada                                        (1,122)               (262)               (568)
   Australia/New Zealand                           (600)                469                 616
   Japan                                          1,193               2,012                 757
Adjustments and eliminations                        533                (552)                522
                                              --------------------------------------------------
Consolidated operating profit                   (24,286)             25,859              17,492
General corporate expenses                      (20,580)            (18,581)            (18,882)
Interest income                                     171                  80                 756
Interest expense                                 (4,113)             (3,235)             (3,342)
Divestitures of businesses                        3,675                   0                   0
Miscellaneous income (expense)*                     847                 (83)               (946)
                                              --------------------------------------------------
Consolidated income (loss)
    before income taxes                       $ (44,286)         $    4,040          $   (4,922)
                                              ==================================================

*Miscellaneous expense includes foreign currency transaction gains (losses) as follows (in thousands):

                                                 1995               1994                1993
United States                                 $    (305)         $     (346)         $     (314)
Europe                                              542                 518              (1,348)
Canada                                                0                   0                 598
Australia/New Zealand                               (37)                 25                 (91)
Japan                                               200                   1                 (46)
                                              --------------------------------------------------
    Total                                     $     400          $      198          $   (1,201)
                                              ==================================================

Identifiable assets by geographical area are as follows (in thousands):

                                                 1995               1994                1993
Identifiable assets:
    United States                             $  88,164          $  131,179          $  127,227
    Europe                                       19,933              23,009              21,360
    Canada                                        4,632               6,711               6,424
    Australia/New Zealand                         2,996               3,568               2,635
    Japan                                        10,466              13,077               7,143
Adjustments and eliminations                     (1,231)             (2,180)             (1,166)
                                              --------------------------------------------------
                                                124,960             175,364             163,623
Corporate assets                                 10,578               6,659               6,594
                                              -------------------------------------------------
Total assets                                  $ 135,538          $  182,023          $  170,217
                                              =================================================

The transfers between geographic areas are priced at cost plus a reasonable profit.

A summary of the Company's foreign sales to indicated geographic areas for fiscal 1995, 1994 and 1993 is as follows (in thousands):

                                                 1995               1994                1993
Europe                                        $  77,309          $   74,305          $   76,561
Canada                                           12,875              18,198              18,992
Far East & Pacific Rim                           37,368              39,187              27,390
Other                                             6,683               6,654               5,839
                                              -------------------------------------------------
    Total                                     $ 134,235          $  138,344          $  128,782
                                              =================================================

U.S. export sales included in the above summary for fiscal 1995, 1994 and 1993 were $2,171,260, $2,802,489 and $1,298,769, respectively.

No customer accounted for 10% or more of consolidated net sales for fiscal 1995, 1994 and 1993.


NOTE 15  SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes for fiscal 1995, 1994 and 1993 is as follows (in thousands):

                                          1995             1994               1993
Interest                               $    4,113       $   3,235           $   3,143
Income taxes                                2,688           1,193               5,033

Additions to capital lease assets and related obligations were $823,000, $1,705,000 and $41,000 in fiscal 1995, 1994 and 1993, respectively, as a result of the Company entering into equipment leases.


NOTE 16  COMMITMENTS AND CONTINGENCIES

At September 29, 1995, the Company had a commitment of approximately $13.2 million under contracts to purchase print engines.

The Company was contingently liable for approximately $1.2 million as of September 29, 1995, principally the result of written letters of credit, with various expiration dates, issued in the normal course of business for the purchase of inventory. These letters are not collateralized by the Company.

The Company is a defendant in various litigation in the normal course of business. Based on consultation with various counsel in these matters, management is of the opinion that the ultimate resolution of such claims will not materially affect the Company's financial position or results of operations.


NOTE 17  RESTRUCTURING CHARGES

During fiscal 1995, the Company recognized restructuring charges totaling approximately $8.4 million. These costs included $3.7 million associated with salary continuation and outplacement services for a group of 175 employees from all levels and functional areas of the Company, $2.4 million related to the write-off of certain fixed assets and facility lease obligations and $2.3 million for the write-down of the Company's investment in QMS Japan. The subsequent sale of QMS Japan in early December 1995 did not result in additional losses.


NOTE 18  DIVESTITURES OF BUSINESSES

On September 25, 1995, the Company completed a cash sale of a portion of its color thermal ink roll consumables business to International Imaging Materials, Inc., resulting in a gain of $5.7 million.

On October 17, 1995, the Company sold all of the common shares of QMS Europe BV and QMS Australia Pty Ltd. This transaction resulted in a loss of approximately $2 million. The proceeds from this transaction were received in the form of cash of $6.3 million, short-term receivables of $1.6 million and a $4 million note receivable, payable in quarterly installments of $1 million each with interest at 6.5%.

On December 8, 1995, the Company sold the majority of the assets of QMS Japan with the purchaser acquiring most of the assets and assuming most of the liabilities. This transaction resulted in a loss of approximately $2.3 million. The proceeds from this transaction were received in the form of cash of $500,000 to be paid December 20, 1995, short-term receivables of $500,000 and a $3.0 million note receivable, payable over 54 months with interest at 8%.




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

We believe these policies and procedures provide reasonable assurance that our operations are conducted with a high standard of business conduct and that the financial statements reflect fairly the financial position, results of operations and cash flows of the Company.



/s/James L. Busby
President and Chief Executive Officer



/s/James K. Doan
Executive Vice President,
Finance and Administration,
and Chief Financial Officer



QUARTERLY DATA


Unaudited quarterly data for the fiscal years
ended September 29, 1995 and September 30, 1994.
                                                                                       1995
                                                       First                Second             Third              Fourth
Dollars in thousands, except per share               Quarter               Quarter (a)        Quarter            Quarter (b)
  amounts
Net sales                                         $    70,520         $    66,651         $    62,698         $    59,871
Gross profit                                           22,674              10,353              13,588               3,093
Net income (loss)                                          72             (14,511)(c)          (9,478)(c)         (20,369)(c)
Earnings (loss) per common share:
  Primary and fully diluted                       $       .01         $     (1.36)        $     (0.89)        $     (1.91)

                                                                                       1994
                                                       First                Second             Third               Fourth
Dollars in thousands, except per share               Quarter               Quarter            Quarter             Quarter
  amounts
Net sales                                          $    70,654         $    71,283         $    73,538         $    77,213
Gross profit                                            23,832              23,270              23,748              25,300
Net income (loss)                                         (366)                551               1,205               1,570
Earnings (loss) per common share:
  Primary and fully diluted                        $      (.03)        $       .05         $       .11         $       .15

(a) Includes special charges of $6.8 million principally associated with inventory revaluation charged to cost of sales and $2.7 million for restructuring charges.

(b) Includes special charges of $11.3 million related to inventory revaluations and the write-down of certain software development costs charged to cost of sales and $5.7 million for restructuring charges.

(c) The net loss amounts in the second, third and fourth quarters of fiscal 1995 do not include the recognition of any income tax benefits.


INDEPENDENT AUDITORS' REPORT

We have audited the accompanying consolidated balance sheets of QMS, Inc. and subsidiaries as of September 29, 1995 and September 30, 1994, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three fiscal years in the period ended September 29, 1995. Our audits also included the financial statement schedule listed in the index at Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of QMS, Inc. and subsidiaries as of September 29, 1995 and September 30, 1994, and the results of their operations and their cash flows for each of the three fiscal years in the period ended September 29, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP

Birmingham, Alabama
November 7, 1995, except for Note 18 as
to which the date is December 8, 1995



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
       FINANCIAL DISCLOSURE.
       ---------------------
       None.



                                    PART III
                                    --------


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
-------------------------------------------------------------
     The information required by this item is incorporated by reference to information under the captions "Proposal 1 - Election of Directors - Directors and Director Nominees and - Compliance with Section 16(a) of the Securities Exchange Act of 1934" on pages 2-4 of the Proxy Statement and "Executive Officers" on pages 4-5 of the Proxy Statement.


ITEM 11.  EXECUTIVE COMPENSATION.
---------------------------------
     The information required by this item is incorporated by reference to information under the captions "Proposal 1 - Election of Directors - Director Compensation" on pages 3-4, "Executive Compensation Tables" on pages 6-9, "Stock Performance Graph" on page 10, "Executive Agreements" on pages 10-11 and "Report of the Compensation Committee of the Board of Directors of QMS, Inc." on pages 11-13 of the Proxy Statement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------------------------------------------------------------------------
     The information required by this item is incorporated by reference to information under the caption "Beneficial Ownership of Common Stock" on pages 5-6 of the Proxy Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
---------------------------------------------------------
     The information required by this item is incorporated by reference to information under the caption "Compensation Committee Interlocks and Insider Participation" on page 13 of the Proxy Statement.



                                    PART IV
                                    -------


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
--------------------------------------------------------------------------
     (a)  The following documents are filed as part of this report:

          1.   Financial Statements

               The following financial statements are included in Item 8 of Part
               II:

          . Consolidated Statements of Operations for the Fiscal Years Ended September 29, 1995, September 30, 1994 and October 1, 1993.

          . Consolidated Statements of Changes in Stockholders' Equity for the Fiscal Years Ended September 29, 1995, September 30, 1994 and October 1, 1993.

          . Consolidated Balance Sheets at September 29, 1995 and September 30, 1994.

          . Consolidated Statements of Cash Flows for the Fiscal Years September 29, 1995, September 30, 1994 and October 1, 1993.

          . Notes to Consolidated Financial Statements for the Fiscal Years September 29, 1995, September 30, 1994 and October 1, 1993.

          2.   Financial Statement Schedules

               The schedule listed below is included herein immediately after the signature pages hereto. Schedules not listed below have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

               Schedule
               Number                     Description
               -------                    -----------

               VIII Valuation and Qualifying Accounts and Reserves for the Three Fiscal Years Ended September 29, 1995.

          The Registrant's independent auditors' report on the financial statements and financial statement schedule listed above is located at
          Item 8 of Part II.

          3.   Exhibits:

Exhibit
Number       Description
--------     -----------

3(a)           Restated Certificate of Incorporation, as amended as of February
               17, 1987 1/ and Certificate of Amendment thereto filed with the Secretary of State of Delaware as of January 31, 1991.2/

3(b)           Bylaws of Registrant.1/

4(a) The rights of security holders are defined in Articles 4, 9 and 10 of the Restated Certificate of Incorporation of the Registrant, Articles II, VI and VII of the Bylaws of the
               Registrant and the Rights Agreement. [Incorporated herein by reference to Exhibits 3(a), 3(b) and 4(b), respectively.]

4(b)           Rights Agreement dated November 30, 1988.3/

10(a)(i) Cash or Deferred Retirement Plan, as amended and restated as of December 17, 1993. 4/*

10(a)(ii)      Trust Agreement dated November 1, 1993 relating to the Cash or
               Deferred Retirement Plan as amended by an Amendment to the Trust
               Agreement dated December 28, 1993. 4/

10(c)(i) Form of 1987 Stock Option Plan, as amended and restated as of December 13, 1990.2/*

10(c)(ii)      Form of First Amendment to the 1987 Stock Option Plan effective
               November 7, 1991.2/*

10(d)          Supplemental Executive Retirement Plan Agreements dated September
               30, 1991. 4/*

10(e)(i)       Worldwide Master Purchase Agreement 90-01 among Canon U.S.A.,
               Inc., Canon Europa, N.V. and QMS, Inc. dated October 1, 1990.5/

10(e)(ii)      SX/TX/LX Worldwide Master Purchase Agreement 90-02 among Canon
               U.S.A., Inc., Canon Europa, N.V. and QMS, Inc. dated October 1,
               1990.5/

10(e)(iii)     LBP-20 Purchase Agreement 90-03-LBP-20 between Canon U.S.A., Inc.
               and QMS, Inc. dated October 1, 1990.5/

10(h)          Form of Executive Agreement entered into with:  James L. Busby;
               Donald L. Parker, Ph.D.; Charles D. Daley; and James K. Doan.
               10/*

10(l)(i) Note Agreement dated June 30, 1993 ("1993 Note Agreement") between QMS, Inc. and Connecticut General Life Insurance Company for $10,000,000 in aggregate principal amount of QMS, Inc.'s
               6.15% Senior Secured Notes due June 15, 1998.7/

10(l)(ii)      Mortgage, Trust and Security Agreement dated June 30, 1993 between QMS, Inc. and First Alabama Bank of Mobile, as Trustee,
               for QMS, Inc. $10,000,000 aggregate principal amount of 6.15%
               Senior Secured Notes due June 15, 1998.7/

10(l)(iii)     Senior Secured Notes, each dated July 1, 1993, with CIG & CO.
               ($3,500,000) and ($3,500,000) and ZANDE & Co. ($3,000,000).7/

10(l)(iv)      Waiver Agreement dated November 23, 1993 waiving certain
               provisions of the 1993 Note Agreement. 4/

10(l)(v) Waiver Agreement dated as of February 25, 1994 waiving certain provisions of the 1993 Note Agreement. 8/

10(l)(vi)      Waiver Agreement dated as of May 3, 1994 waiving certain
               provisions of the 1993 Note Agreement. 9/

10(l)(vii)     Waiver Agreement dated as of August 12, 1994 waiving certain provisions of the 1993 Note Agreement. 13/

10(l)(viii)    Waiver Agreement dated as of November 30, 1994 waiving certain provisions of the 1993 Note Agreement. 13/

10(o)          Stock Option Plan, dated July 30, 1984,11/* together with First
               Amendment thereto effective as of January 1, 1987,1/* Second
               Amendment thereto effective as of November 10, 1987,1/* Third
               Amendment thereto effective as of April 6, 1989,10/* Fourth
               Amendment thereto effective as of January 1, 1990,6/* and Fifth
               Amendment thereto effective as of November 7, 1991.2/*

10(p)          Stock Option Plan for Directors. 12/*

10(q)(i)       Share Purchase Agreement dated October 12, 1995 between Jalak
               Investments B.V. and QMS, Inc. 14/

10(q)(ii)      Promissory Note dated October 16, 1995 in the original principal amount of U.S. $4,000,000 from QMS Europe B.V. and QMS Australia
               PTY Ltd. in favor of QMS, Inc. 14/

10(q)(iii)     Pledge and Security Agreement and Pledging of Shares, each dated
               October 16, 1995 by Jalak Investments, B.V. in favor of QMS, Inc.
               14/

10(q)(iv)      Deed of Subordination and Pledge dated October 16, 1995 by and among QMS, Inc., QMS Europe B.V. and Credit Lyonnais Bank
               Nederland N.V. 14/

10(q)(v)       Master Distributor Agreement dated October 16, 1995 among the
               Registrant, QMS Europe, B.V. and QMS Australia PTY Ltd. 14/

10(q)(vi)      Trademark and Trade Name License Agreement dated October 16, 1995 between QMS Europe B.V. and QMS, Inc. 14/

10(r)          Loan and Security Agreement dated November 7, 1995 by and between
               QMS, Inc. and Foothill Capital Corporation. 15/

10(r)(i)       Stock Pledge Agreement dated November 7, 1995 by and between QMS,
               Inc. and Foothill Capital Corporation. 15/

10(r)(ii)      Term Note A dated November 7, 1995 in the original principal amount of $1,750,000 from QMS, Inc. in favor of Foothill Capital
               Corporation. 15/

10(r)(iii)     Term Note B dated November 7, 1995 in the original principal amount of $5,000,000 from QMS, Inc. in favor of Foothill Capital
               Corporation. 15/

10(r)(iv)      Trademark Security Agreement dated November 7, 1995 made by QMS,
               Inc. in favor of Foothill Capital Corporation. 15/

10(r)(v) QMS, Inc. Warrant to Purchase 100,000 shares of Common Stock, dated November 7, 1995. 15/

10(r)(vi)      General Security Agreement dated November 7, 1995 by and between
               QMS Canada Inc. in favor of Foothill Capital Corporation. 15/

10(r)(vii)     General Continuing Guaranty dated November 7, 1995 by QMS Canada
               Inc. in favor of Foothill Capital Corporation. 15/

10(r)(viii)    Security Agreement dated November 7, 1995 by and between Foothill
               Capital Corporation and QMS Canada Inc. 15/

10(r)(ix)      General Continuing Guaranty dated November 7, 1995 by QMS
               Circuits, Inc. in favor of Foothill Capital Corporation. 15/

10(r)(x)       Security Agreement dated November 7, 1995 between Foothill
               Capital Corporation and QMS Circuits, Inc. 15/

10(s)(i)       Asset Purchase Agreement dated September 30, 1995 between QMS
               Japan Kabushiki Kaisha ("QMS Japan KK") and QMS, Inc.

10(s)(ii)      Assumption of Liabilities dated September 30, 1995 by QMS Japan,
               KK.

10(s)(iii)     Inventory Johto-Tampo Agreement dated September 30, 1995 between
               QMS Japan, KK and QMS, Inc.

10(s)(iv)      Master Distributor Agreement dated September 30, 1995 between QMS
               Japan, KK and QMS, Inc.

10(s)(v) Promissory Note dated September 30, 1995 in the original principal amount of U.S. $3,000,000 from Yoji Kawai in favor of QMS Japan, KK.

10(s)(vi)      Promissory Note dated September 30, 1995 in the original
               principal amount of U.S. $500,000 from Yoji Kawai in favor of
               QMS Japan, KK.

10(s)(vii)     Trademark and Trade Name License Agreement dated December 7, 1995 between QMS Japan, KK and QMS, Inc.

10(s)(viii)    Assumption Agreement dated December 7, 1995 between QMS Japan, KK and QMS, Inc.

11             Statement Regarding Computation of Earnings Per Share.

21             Subsidiaries of the Registrant.

27             Financial Data Schedules


     *    Indicates a management contract or compensatory plan or arrangement.

     1/ Incorporated herein by reference to exhibit of same number in Registrant's annual report on Form 10-K for the fiscal year ended October 2, 1987 (Commission File No. 1-9348).

     2/ Incorporated herein by reference to exhibit of same number in Registrant's annual report on Form 10-K for the fiscal year ended September 27, 1991 (Commission File No. 1-9348).

     3/ Incorporated herein by reference to exhibit of same number in Registrant's annual report on Form 10-K for the fiscal year ended September 30, 1988 (Commission File No. 1-9348).

     4/ Incorporated herein by reference to exhibit of same number in Registrant's annual report on Form 10-K for the fiscal year ended October 1, 1993 (Commission File No. 1-9348).

     5/ Incorporated herein by reference to exhibit of same number in Registrant's annual report on Form 10-K for the fiscal year ended October 2, 1992 (Commission File No. 1-9348).

     6/ Incorporated herein by reference to exhibit of same number in Registrant's quarterly report on Form 10-Q for the quarter ended April 1, 1988 (Commission File No. 1-9348).

     7/ Incorporated herein by reference to exhibit of same number in Registrant's quarterly report on Form 10-Q for the fiscal quarter ended July 2, 1993 (Commission File No. 1-9348).

     8/ Incorporated herein by reference to exhibit of same number in Registrant's quarterly report on Form 10-Q for the fiscal quarter ended April 1, 1994 (Commission File No. 1-9348).

     9/ Incorporated herein by reference to exhibit of same number in Registrant's quarterly report on Form 10-Q for the fiscal quarter ended July 1, 1994 (Commission File No. 1-9348).

     10/ Incorporated herein by reference to exhibit of same number in Registrant's annual report on Form 10-K for the fiscal year ended September 29, 1989 (Commission File No. 1-9348).

     11/ Incorporated herein by reference to exhibit of same number in Registrant's Registration Statement on Form S-1, filed September 19, 1984 (Registration No. 2-93329).

     12/ Incorporated herein by reference to Appendix B to the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on January 25, 1994 (Commission File No. 1-9348).

     13/ Incorporated herein by reference to exhibit of same number in Registrant's annual report on Form 10-K for the fiscal year ended September 30, 1994 (Commission File No. 1-9348).

     14/ Incorporated herein by reference to exhibits in Registrant's Form 8-K filed on October 16, 1995 (Commission File No. 1-9348).

     15/ Incorporated herein by reference to exhibits in Registrant's Form 8-K filed on November 21, 1995 (Commission File No. 1-9348).

(b)  Reports on Forms 8-K:

The following reports were filed on Forms 8-K during the most recent fiscal quarter:

 .    Form 8-K dated October 16, 1995 reporting the sale of QMS Europe B.V. and
     QMS Australia PTY Ltd.
 .    Form 8-K dated November 21, 1995 reporting the new credit agreement with
     Foothill Capital Corporation.



                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                QMS, Inc.
Date:   December 21, 1995                       By: /s/James L. Busby
                                                   ---------------------------------------------------------------

                                                    James L. Busby
                                                    President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date:   December 21, 1995                           /s/James L. Busby
                                                    --------------------------------------------------------------

                                                    James L. Busby
                                                    President and Director (Principal Executive
                                                    Officer)



Date:   December 21, 1995                           /s/Charles D. Daley
                                                    --------------------------------------------------------------

                                                    Charles D. Daley
                                                    Director



Date:   December 21, 1995                           /s/Donald L. Parker, Ph.D.
                                                    --------------------------------------------------------------

                                                    Donald L. Parker, Ph.D.
                                                    Director



Date:   December 21, 1995                           /s/Lucius E. Burch, III
                                                    --------------------------------------------------------------

                                                    Lucius E. Burch, III
                                                    Director



Date:   December 21, 1995                           /s/Michael C. Dow
                                                    --------------------------------------------------------------

                                                    Michael C. Dow
                                                    Director



Date:   December 21, 1995                           /s/S. Felton Mitchell, Jr.
                                                    --------------------------------------------------------------

                                                    S. Felton Mitchell, Jr.
                                                    Director



Date:   December 21, 1995                           /s/G. William Speer
                                                    --------------------------------------------------------------

                                                    G. William Speer
                                                    Director




                                 SCHEDULE VIII
                           QMS, INC. AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              FOR THE THREE FISCAL YEARS ENDED SEPTEMBER 29, 1995

                                                     Balance at           Charged to
                                                     Beginning            Costs and                               Balance at
Description                                           of Year              Expenses          Deductions (a)       End of Year
------------------------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts--deducted from receivables
  in the balance sheet

  YEAR ENDED OCTOBER 1, 1993.........................$  618,000           $   326,000         $   364,000         $   580,000
                                                     ==========           ===========         ===========         ===========

  YEAR ENDED SEPTEMBER 30, 1994......................$  580,000           $   228,000         $   304,000         $   504,000
                                                     ==========           ===========         ===========         ===========

  YEAR ENDED SEPTEMBER 29, 1995......................$  504,000           $   282,000         $   240,000         $   546,000
                                                     ==========           ===========         ===========         ===========

                                                                          Additions
                                                     Balance at           Charged to
                                                     Beginning            Costs and                               Balance at
Description                                           of Year              Expenses          Deductions (b)       End of Year
------------------------------------------------------------------------------------------------------------------------------

Inventory reserves and reserves for divestitures of businesses

  YEAR ENDED OCTOBER 1, 1993..........................   $6,016,000           $ 8,923,000         $ 8,635,000         $ 6,304,000
                                                         ==========           ===========         ===========         ===========

  YEAR ENDED SEPTEMBER 30, 1994.......................   $6,304,000           $ 5,388,000         $ 4,884,000         $ 6,808,000
                                                         ==========           ===========         ===========         ===========

  YEAR ENDED SEPTEMBER 29, 1995.......................   $6,808,000           $29,281,000         $15,109,000         $20,980,000
                                                         ==========           ===========         ===========         ===========


                                                                               Additions
                                                       Balance at              Charged to
                                                       Beginning               Costs and                               Balance at
Description                                             of Year                Expenses           Deductions           End of Year
----------------------------------------------------------------------------------------------------------------------------------

Reserves for restructuring charges and divestitures of businesses

  YEAR ENDED OCTOBER 1, 1993..........................  $         0           $         0         $         0         $         0
                                                        ===========           ===========         ===========         ===========

  YEAR ENDED SEPTEMBER 30, 1994.......................  $         0           $         0         $         0         $         0
                                                        ===========           ===========         ===========         ===========

  YEAR ENDED SEPTEMBER 29, 1995.......................  $         0           $10,149,000         $         0         $10,149,000
                                                        ===========           ===========         ===========         ===========

--------------------------------------
(a) Uncollectible accounts written off
(b) Disposal of inventory



                                     INDEX

3.   Exhibits:

Exhibit                                                                    Page
Number         Description                                                Number
------         ------------------------------------                       ------

3(a) Restated Certificate of Incorporation, as amended as of February 17, 1987 1/ and Certificate of Amendment thereto filed with the Secretary of State of Delaware as of January 31, 1991.2/

3(b)           Bylaws of Registrant.1/

4(a)           The rights of security holders are defined in Articles
               4, 9 and 10 of the Restated Certificate of Incorporation of the Registrant, Articles II, VI and VII of the Bylaws of the Registrant and the Rights Agreement. [Incorporated herein by reference to Exhibits 3(a), 3(b) and 4(b), respectively.]

4(b)           Rights Agreement dated November 30, 1988.3/

10(a)(i) Cash or Deferred Retirement Plan, as amended and restated as of December 17, 1993. 4/*

10(a)(ii)      Trust Agreement dated November 1, 1993 relating to
               the Cash or Deferred Retirement Plan as amended by
               an Amendment to the Trust Agreement dated December
               28, 1993. 4/

10(c)(i) Form of 1987 Stock Option Plan, as amended and restated as of December 13, 1990.2/*

10(c)(ii)      Form of First Amendment to the 1987 Stock Option
               Plan effective November 7, 1991.2/*

10(d) Supplemental Executive Retirement Plan Agreements dated September 30, 1991. 4/*

10(e)(i)       Worldwide Master Purchase Agreement 90-01 among
               Canon U.S.A., Inc., Canon Europa, N.V. and QMS, Inc.
               dated October 1, 1990.5/

10(e)(ii)      SX/TX/LX Worldwide Master Purchase Agreement
               90-02 among Canon U.S.A., Inc., Canon Europa,
               N.V. and QMS, Inc. dated October 1, 1990.5/

10(e)(iii)     LBP-20 Purchase Agreement 90-03-LBP-20 between
               Canon U.S.A., Inc. and QMS, Inc. dated October 1, 1990.5/

10(h)          Form of Executive Agreement entered into with:
               James L. Busby; Donald L. Parker, Ph.D.; Charles D.
               Daley; and James K. Doan. 10/*

10(l)(i)       Note Agreement dated June 30, 1993 ("1993 Note
               Agreement" between QMS, Inc. and Connecticut
               General Life Insurance Company for $10,000,000
               in aggregate principal amount of QMS, Inc.'s 6.15%
               Senior Secured Notes due June 15, 1998.7/

10(l)(ii)      Mortgage, Trust and Security Agreement dated
               June 30, 1993 between QMS, Inc. and First Alabama
               Bank of Mobile, as Trustee, for QMS, Inc. $10,000,000
               aggregate principal amount of 6.15% Senior Secured
               Notes due June 15, 1998.7/

10(l)(iii)     Senior Secured Notes, each dated July 1, 1993,
               with CIG & CO. ($3,500,000) and ($3,500,000)
               and ZANDE & Co. ($3,000,000).7/

10(l)(iv)      Waiver Agreement dated November 23, 1993 waiving
               certain provisions of the 1993 Note Agreement. 4/

10(l)(v) Waiver Agreement dated as of February 25, 1994 waiving certain provisions of the 1993 Note
               Agreement. 8/

10(l)(vi)      Waiver Agreement dated as of May 3, 1994 waiving
               certain provisions of the 1993 Note Agreement. 9/


10(l)(vii)     Waiver Agreement dated as of August 12, 1994
               waiving certain provisions of the 1993 Note
               Agreement. 13/

10(l)(viii)    Waiver Agreement dated as of November 30, 1994
               waiving certain provisions of the 1993 Note
               Agreement. 13/

10(o) Stock Option Plan, dated July 30, 1984,11/* together with First Amendment thereto effective as of January 1, 1987,1/* Second Amendment thereto effective as of November 10, 1987,1/* Third Amendment thereto effective as of April 6, 1989,10/* Fourth Amendment thereto effective as of January 1, 1990, 6/* and Fifth
               Amendment thereto effective as of November 7, 1991.2/*

10(p)          Stock Option Plan for Directors. 12/*

10(q)(i) Share Purchase Agreement dated October 12, 1995 between Jalak Investments B.V. and QMS, Inc. 14/

10(q)(ii)      Promissory Note dated October 16, 1995 in the original
               principal amount of U.S. $4,000,000 from QMS Europe
               B.V. and QMS Australia PTY Ltd. in favor of QMS, Inc. 14/

10(q)(iii)     Pledge and Security Agreement and Pledging of Shares,
               each dated October 16, 1995 by Jalak Investments, B.V.
               in favor of QMS, Inc. 14/

10(q)(iv)      Deed of Subordination and Pledge dated October 16,
               1995 by and among QMS, Inc., QMS Europe B.V.
               and Credit Lyonnais Bank Nederland N.V. 14/

10(q)(v)       Master Distributor Agreement dated October 16,
               1995 among the Registrant, QMS Europe, B.V.
               and QMS Australia PTY Ltd. 14/

10(q)(vi)      Trademark and Trade Name License Agreement
               dated October 16, 1995 between QMS Europe B.V.
               and QMS, Inc. 14/

10(r) Loan and Security Agreement dated November 7, 1995 by and between QMS, Inc. and Foothill Capital
               Corporation. 15/

10(r)(i) Stock Pledge Agreement dated November 7, 1995 by and between QMS, Inc. and Foothill Capital
               Corporation. 15/

10(r)(ii)      Term Note A dated November 7, 1995 in the original
               principal amount of $1,750,000 from QMS, Inc. in favor
               of Foothill Capital Corporation. 15/

10(r)(iii)     Term Note B dated November 7, 1995 in the original
               principal amount of $5,000,000 from QMS, Inc. in favor
               of Foothill Capital Corporation. 15/

10(r)(iv)      Trademark Security Agreement dated November 7,
               1995 made by QMS, Inc. in favor of Foothill Capital
               Corporation. 15/

10(r)(v)       QMS, Inc. Warrant to Purchase 100,000 shares of
               Common Stock, dated November 7, 1995. 15/

10(r)(vi)      General Security Agreement dated November 7,
               1995 by and between QMS Canada Inc. in
               favor of Foothill Capital Corporation. 15/

10(r)(vii)     General Continuing Guaranty dated November 7,
               1995 by QMS Canada Inc. in favor of Foothill Capital
               Corporation. 15/

10(r)(viii)    Security Agreement dated November 7, 1995 by
               and between Foothill Capital Corporation and QMS
               Canada Inc. 15/

10(r)(ix)      General Continuing Guaranty dated November 7,
               1995 by QMS Circuits, Inc. in favor of Foothill Capital
               Corporation. 15/

10(r)(x) Security Agreement dated November 7, 1995 between Foothill Capital Corporation and QMS
               Circuits, Inc. 15/

10(s)(i)       Asset Purchase Agreement dated September 30,
               1995 between QMS Japan Kabushiki Kaisha
               ("QMS Japan KK") and QMS, Inc.

10(s)(ii)      Assumption of Liabilities dated September 30,
               1995 by QMS Japan, KK.

10(s)(iii)     Inventory Johto-Tampo Agreement dated September 30,
               1995 between QMS Japan, KK and QMS, Inc.

10(s)(iv)      Master Distributor Agreement dated September 30,
               1995 between QMS Japan, KK and QMS, Inc.

10(s)(v) Promissory Note dated September 30, 1995 in the original principal amount of U.S. $3,000,000 from Yoji Kawai in favor of QMS Japan, KK.

10(s)(vi)      Promissory Note dated September 30, 1995 in
               the original principal amount of U.S. $500,000
               from Yoji Kawai in favor of QMS Japan, KK.

10(s)(vii)     Trademark and Trade Name License Agreement
               dated December 7, 1995 between QMS Japan, KK
               and QMS, Inc.

10(s)(viii)    Assumption Agreement dated December 7, 1995
               between QMS Japan, KK and QMS, Inc.

11             Statement Regarding Computation of Earnings Per
               Share.

21             Subsidiaries of the Registrant.

27             Financial Data Schedules


     *    Indicates a management contract or compensatory plan or arrangement.

     1/ Incorporated herein by reference to exhibit of same number in Registrant's annual report on Form 10-K for the fiscal year ended October 2, 1987 (Commission File No. 1-9348).

     2/ Incorporated herein by reference to exhibit of same number in Registrant's annual report on Form 10-K for the fiscal year ended September 27, 1991 (Commission File No. 1-9348).

     3/ Incorporated herein by reference to exhibit of same number in Registrant's annual report on Form 10-K for the fiscal year ended September 30, 1988 (Commission File No. 1-9348).

     4/ Incorporated herein by reference to exhibit of same number in Registrant's annual report on Form 10-K for the fiscal year ended October 1, 1993 (Commission File No. 1-9348).

     5/ Incorporated herein by reference to exhibit of same number in Registrant's annual report on Form 10-K for the fiscal year ended October 2, 1992 (Commission File No. 1-9348).

     6/ Incorporated herein by reference to exhibit of same number in Registrant's quarterly report on Form 10-Q for the quarter ended April 1, 1988 (Commission File No. 1-9348).

     7/ Incorporated herein by reference to exhibit of same number in Registrant's quarterly report on Form 10-Q for the fiscal quarter ended July 2, 1993 (Commission File No. 1-9348).

     8/ Incorporated herein by reference to exhibit of same number in Registrant's quarterly report on Form 10-Q for the fiscal quarter ended April 1, 1994 (Commission File No. 1-9348).

     9/ Incorporated herein by reference to exhibit of same number in Registrant's quarterly report on Form 10-Q for the fiscal quarter ended July 1, 1994 (Commission File No. 1-9348).

     10/ Incorporated herein by reference to exhibit of same number in Registrant's annual report on Form 10-K for the fiscal year ended September 29, 1989 (Commission File No. 1-9348).

     11/ Incorporated herein by reference to exhibit of same number in Registrant's Registration Statement on Form S-1, filed September 19, 1984 (Registration No. 2-93329).

     12/ Incorporated herein by reference to Appendix B to the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on January 25, 1994 (Commission File No. 1-9348).

     13/ Incorporated herein by reference to exhibit of same number in Registrant's annual report on Form 10-K for the fiscal year ended September 30, 1994 (Commission File No. 1-9348).

     14/ Incorporated herein by reference to exhibits in Registrant's Form 8-K filed on October 16, 1995 (Commission File No. 1-9348).

     15/ Incorporated herein by reference to exhibits in Registrant's Form 8-K filed on November 21, 1995 (Commission File No. 1-9348).

(b)  Reports on Forms 8-K:

The following reports were filed on Forms 8-K during the most recent fiscal quarter:

 .    Form 8-K dated October 16, 1995 reporting the sale of QMS Europe B.V. and
     QMS Australia PTY Ltd.
 .    Form 8-K dated November 21, 1995 reporting the new credit agreement with
     Foothill Capital Corporation.