Form 10-Q
period 1995-12-29
QMS INC
filed 1996-02-09
CIK 710983

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   DECEMBER 29, 1995
                               ----------------------

                                       OR

/  / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from       to
                               ------  ------


                    Commission file number 1-9348
                                           ------

                              QMS, INC.
----------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)

         DELAWARE                               63-0737870
----------------------------------------------------------------------
(State or other jurisdiction of     (I.R.S. Employer Identification Number)
incorporation or organization)


     ONE MAGNUM PASS, MOBILE, AL                   36618
----------------------------------------------------------------------
(Address of principal executive offices)         (Zip Code)


                             (334) 633-4300
----------------------------------------------------------------------
          (Registrant's telephone number, including area code)


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



     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of the issuer's common stock, as of the latest practicable date 10,676,815 AT JANUARY 26, 1996.
-------------------------------






                           QMS, INC. AND SUBSIDIARIES
                           ==========================

                                     INDEX
                                     -----

PART I - FINANCIAL INFORMATION                                   PAGE NUMBER
         ---------------------                                   -----------
  Item 1.  Financial Statements
     Condensed Consolidated Balance Sheets
       (unaudited) as of December 29, 1995 and
       September 29, 1995                                         3 - 4
     Condensed Consolidated Statements of Operations
       (unaudited) for the three months ended
       December 29, 1995 and December 30, 1994                      5
     Condensed Consolidated Statements of Cash Flows
       (unaudited) for the three months ended
       December 29, 1995 and December 30, 1994                      6
     Notes to Condensed Consolidated Financial Statements
       (unaudited) for the three months ended
       December 29, 1995 and December 30, 1994                    7 - 8

  Item 2.  Management's Discussion and Analysis of Financial
        Condition and Results of Operations                       9 - 11


PART II - OTHER INFORMATION                                      12 - 13
          -----------------

  Item 1.   Legal Proceedings
  Item 2.   Changes in Securities
  Item 3.   Defaults upon Securities
  Item 4.   Submission of Matters to a Vote of Security Holders
  Item 5.   Other Information
  Item 6.   (a)   Exhibits
            (b)   Reports on Form 8 - K

SIGNATURES                                                          14






                           QMS, INC. AND SUBSIDIARIES
                           ==========================

                         PART I.  FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 as of December 29, 1995 and September 29, 1995

                                                       (Unaudited)
                                                       December 29,    September 29,
in thousands                                               1995           1995
----------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
   Cash and Cash Equivalents                             $     554      $   7,431
   Trade Receivables (less allowance for doubtful
     accounts of $401 at December  1995 and $546
     at September 1995)                                     24,785         37,721
   Notes Receivable                                          4,833              0
   Inventories, Net (Note 3)                                35,516         47,482
   Other Current Assets                                      5,286          7,066
                                                         ---------      ---------

   Total Current Assets                                     70,974         99,700

PROPERTY, PLANT AND EQUIPMENT                               61,834         69,205
   Less Accumulated Depreciation                            39,456         42,484
                                                         ---------      ---------

   Property, Plant and Equipment, Net                       22,378         26,721

OTHER ASSETS                                                11,218          9,117
                                                         ---------      ---------

   TOTAL ASSETS                                          $ 104,570      $ 135,538
                                                         =========      =========

--------
See Notes to Condensed Consolidated Financial Statements




                           QMS, INC. AND SUBSIDIARIES
                           ==========================

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 as of December 29, 1995 and September 29, 1995

                                                       (Unaudited)
                                                       December 29,  September 29,
in thousands                                              1995           1995
----------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts Payable                                      $  13,215      $  16,586
   Short-Term Bank Loans                                         0          7,764
   Revolving Credit Loan and Short-Term Debt (Note 4)       18,110          4,129
   Other                                                    24,711         35,710
                                                         ---------      ---------

      Total Current Liabilities                             56,036         64,189

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
   (Note 4)                                                    744         25,630

DEFERRED INCOME TAXES                                        1,129          1,162

OTHER LIABILITIES                                            2,792          1,344

STOCKHOLDERS' EQUITY                                        43,869         43,213
                                                         ---------      ---------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 104,570      $ 135,538
                                                         =========      =========

--------
See Notes to Condensed Consolidated Financial Statements





                           QMS, INC. AND SUBSIDIARIES
                           ==========================

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
       For the Three Months Ended December 29, 1995 and December 30, 1994
                                   (Unaudited)

                                                     Three Months Ended
                                                     ------------------
                                               December 29,     December 30,
in thousands, except per share amounts             1995             1994
----------------------------------------------------------------------------
NET SALES
   Printers and Supplies                      $    29,447       $    63,039
   U.S. Service                                     7,898             7,481
                                              -----------       -----------
      Total Net Sales                              37,345            70,520
                                              -----------       -----------
COST OF GOODS SOLD
   Printers and Supplies                           20,292            43,297
   U.S. Service                                     4,636             4,549
                                              -----------       -----------
      Total Cost of Goods Sold                     24,928            47,846
                                              -----------       -----------
GROSS PROFIT
   Printers and Supplies                            9,155            19,742
   U.S. Service                                     3,262             2,932
                                              -----------       -----------
      Total Gross Profit                           12,417            22,674
                                              -----------       -----------
SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES                                        10,973            21,643
                                              -----------       -----------

OPERATING INCOME                                    1,444             1,031
                                              -----------       -----------

OTHER INCOME (EXPENSE)
   Interest Income                                     79                13
   Interest Expense                                  (574)             (924)
   Miscellaneous Income (Expense)                    (330)              (20)
                                              ------------      ------------
      Total Other Expense                            (825)             (931)
                                              ------------      ------------

INCOME  BEFORE INCOME TAXES                           619               100

INCOME TAX PROVISION                                    0                28
                                              -----------       -----------

NET INCOME                                    $       619       $        72
                                              ===========       ===========

EARNINGS  PER COMMON SHARE (Note 2)
   Primary & Fully Diluted                    $      0.06       $      0.01

SHARES USED IN PER SHARE COMPUTATION (Note 2)
   Primary                                         10,677            10,726
   Fully Diluted                                   10,679            10,726

See Notes to Condensed Consolidated Financial Statements





                           QMS, INC. AND SUBSIDIARIES
                           ==========================

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
       For the Three Months Ended December 29, 1995 and December 30, 1994
                                   (Unaudited)

                                                       December 29,     December 30,
in thousands                                               1995             1994
-----------------------------------------------------------------------------------

Cash Flows from Operating Activities:
   Net Income                                          $      619       $      72
   Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
      Depreciation of Property, Plant and Equipment         1,424           2,184
      Amortization of Capitalized and Deferred Software     1,082           2,783
      Provision for Losses on Inventory                       609             900
      Other                                                    20               4
   Net Change in Assets and Liabilities  that Provided
      (Used) Cash                                           9,892          (2,112)
                                                       ----------       ----------
          Net Cash Provided by Operating Activities        13,646           3,831

Cash Flows from Investing Activities:
   Purchase of Property, Plant and Equipment                 (294)         (2,499)
   Additions to Notes Receivable                           (7,500)              0
   Additions to Capitalized and Deferred Software Costs    (1,535)         (2,425)
   Proceeds from Divestiture of Businesses                  7,668               0
   Other                                                     (252)             46
                                                       -----------      ---------
        Net Cash Used in Investing Activities              (1,913)         (4,878)

Cash Flows from Financing Activities:
   Proceeds from Long-Term Debt and Capital Leases         12,727             700
   Payments of Long-Term Debt and Capital Leases,
       including Current Maturities                       (23,611)           (709)
   Payments of Notes Payable                               (7,764)              0
   Other                                                      156              30
                                                       ----------       ---------
      Net Cash Provided by (Used in) Financing
        Activities                                        (18,492)             21

Effect of Exchange Rate Changes on Cash                      (118)           (115)
                                                       -----------      ----------

Net Change in Cash and Cash Equivalents                    (6,877)         (1,141)
Cash and Cash Equivalents at Beginning of Period            7,431           4,956
                                                       ----------       ---------

Cash and Cash Equivalents at End of Period             $      554       $   3,815
                                                       ==========       =========


See Notes to Condensed Consolidated Financial Statements






                           QMS, INC. AND SUBSIDIARIES
                           ==========================

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE THREE MONTHS ENDED DECEMBER 29, 1995 AND DECEMBER 30, 1994
                                  (Unaudited)


1.  MANAGEMENT OPINION

  In the opinion of management, the condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of December 29, 1995 and September 29, 1995, the results of operations for the three months ended December 29, 1995 and December 30, 1994 and changes in cash flows for the three months ended December 29, 1995 and December 30, 1994. All adjustments included in the condensed consolidated financial statements are of a normal recurring nature except for amounts related to the restructuring reserves (see Note 5) and reclassification of the revolving credit loan and senior secured notes payable from long-term to short-term debt (see Note 4). The results of operations for the three months ended December 29, 1995 are not necessarily indicative of the results to be expected for the fiscal year ending September 27, 1996.


2.  PER COMMON SHARE COMPUTATIONS

  Per share computations are based on the weighted average number of common shares outstanding during the period and the dilutive effect of the assumed exercise of stock options.


3.  INVENTORIES

  Inventories at December 29, 1995 and September 29, 1995 are summarized as follows (in thousands):

                                           December 29,      September 29,
                                             1995               1995
                                          -----------       -------------
  Raw materials                           $    8,959         $    11,709
  Work in process                              1,676               3,152
  Finished goods                              32,840              43,453
  Inventory reserve                           (7,959)            (10,832)
                                          ----------         -----------
          TOTAL                           $   35,516         $    47,482
                                          ==========         ===========


4.  CLASSIFICATION OF REVOLVING CREDIT LOAN AND SENIOR SECURED NOTES PAYABLE

  The Company reclassified its revolving credit loan and the senior secured notes payable from long-term to short-term debt as of December 29, 1995 only to comply with FASB Emerging Issues Task Force Issue No. 95-22, "Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Arrangements That Include a Subjective Acceleration Clause and a Lock-Box Arrangement." This pronouncement was issued in November 1995 and the Company is currently negotiating with the lender to modify the revolving credit agreement in such a manner as to permit classification of these loan obligations as long-term debt. The revolving credit agreement is for a three-year period and the Company was in full compliance with all the covenants of this agreement as of December 29, 1995.

5.  COMMITMENTS AND CONTINGENCIES

  At September 29, 1995, the Company had a commitment of approximately $13.2 million under contracts to purchase print engines. As of December 29, 1995, the Company had a commitment of approximately $18.4 million to purchase print engines under purchase contracts.

  The Company was contingently liable for approximately $785,000 as of December 29, 1995. This was principally the result of letters of credit issued in the normal course of business for the purchase of inventory.

6.  RESTRUCTURING RESERVES

  At September 29, 1995, the Company had reserves for restructuring charges and business divestitures totaling $10.1 million. During the first quarter of fiscal 1995, total net charges of $5 million were taken against these reserves leaving a balance of $5.1 million at December 29, 1995.

7.  RECLASSIFICATIONS

  Certain reclassifications have been made to fiscal 1995 amounts to conform to the fiscal 1996 presentation.




                           QMS, INC. AND SUBSIDIARIES
                           ==========================

                         PART I. FINANCIAL INFORMATION
                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------


Net Sales Comparisons for Key Channels of Distribution (in thousands)

                                      First Quarter ended
                    -----------------------------------------------------
                    December 29,         December 30,
                       1995                  1994               Difference
                     ---------            ---------            ------------
U.S. Direct          $  12,737            $  19,370            $  (6,633)
U.S. Service             7,898                7,481                  417
U.S. Reseller            4,775                4,780                   (5)
Europe                   5,108               25,250              (20,142)
Japan                    2,502                6,851               (4,349)
Canada                   3,081                4,365               (1,284)
QMS Circuits               873                  875                   (2)
All Other                  371                1,548               (1,177)
                     ----------------------------------------------------
Total                $  37,345            $  70,520            $ (33,175)
                     ====================================================

Net sales for the first fiscal quarter of 1996 declined by $33.2 million from the first quarter of fiscal 1995. Sales by key distribution channels in the first quarter of fiscal 1996 (the three months ended December 29, 1995) and the first quarter of fiscal 1995 (the three months ended December 30, 1994) are shown in the above table. The principal reason for the sales decline is the change in the methods of doing business in Europe and Japan. The combined sales decline in these two channels represents $24.5 million, or 74%, of the total decline. The Company has completed the divestiture of its European and Japan business operations to management buy-out groups and has established exclusive master distributor agreements with the new owners of these businesses to continue marketing QMS products in their respective geographic territories. The Company recognizes revenue on sales of components and controller boards to these master distributors and, additionally, commissions are earned by the Company on all sales of QMS products made by them. As a result, the amount of revenue recognized through these sales channels will be significantly reduced. Net sales declined in the U.S. direct sales channel by $6.6 million in the first quarter of fiscal 1996 compared to the first quarter of fiscal 1995. The principal reason for this decline is that the first quarter of fiscal 1995 included $4 million in sales of color thermal transfer consumables, representing a product line that was sold during the fourth quarter of fiscal 1995; accordingly, there were no sales of these products in the first quarter of fiscal 1996.

Total gross margin declined by $10.3 million in the first quarter of fiscal 1996 compared to the first quarter of fiscal 1995. Of this decline, $8 million results from the change in the methods of doing business in Europe and Japan, as discussed above. The remainder of the decline in gross profit of $2.3 million is principally the margins on sales of color thermal transfer consumables which are not included in the product mix in the first quarter of fiscal 1996. Overall, the Company's gross profit as a percentage of net sales increased by 1%, from 32.2% to 33.2%. This increase is due to the larger relative amount of U.S. service revenues included in the product mix in the first quarter of fiscal 1996 compared to the same period in fiscal 1995 and the increase in gross profit as a percentage of net sales in this channel from 39.2% in the first quarter of fiscal 1995 to 41.3% in the first quarter of fiscal 1996.

The Company purchases print engine mechanisms and memory components from several Japanese suppliers. Fluctuations in foreign currency exchange rates will affect the prices of products. The Company attempts to mitigate possible negative impacts through yen-sharing arrangements with suppliers, foreign exchange contracts and price negotiations; however, material price increases resulting from exchange rate fluctuations could develop which would adversely affect operating results.

Selling, general and administrative expenses declined from $21.6 million in the first quarter of fiscal 1995 to slightly below $11 million in the first quarter of fiscal 1996. This decrease of $10.7 million is the result of the change in the methods of doing business in Europe and Japan which eliminated $6.6 million of expenses associated with these former operations; the remaining $4.1 million results from cost reduction and restructuring efforts were implemented during the latter part of fiscal 1995. This $10.7 million decrease was greater than the decrease in gross profit of $10.3 million for the same periods and, therefore, resulted in an improvement in operating income of $0.4 million.

Total other expense decreased from $931,000 in the first quarter of fiscal 1995 to $825,000 in the first quarter of fiscal 1996. Included in this decrease is a reduction of interest expense of $350,000 in the first quarter of fiscal 1996 compared to the first quarter of fiscal 1995 that is the result of the Company reducing its overall short- and long-term debt from $38.8 million at September 29, 1995 to $19.7 million at December 29, 1995.

The Company's effective tax rate was zero for the first quarter of fiscal 1996 compared to 28% in the first quarter of fiscal 1995. Due to the availability of operating loss carry forwards and tax credits, the Company does not anticipate incurring any additional tax expense during fiscal 1996.

FINANCIAL CONDITION
-------------------

The decrease in cash and cash equivalents from approximately $7.4 million at September 29, 1995 to $554,000 at December 29, 1995 is related to revised cash management processes that were implemented as part of the new credit facility with Foothill Capital Corporation (`Foothill''). This credit facility provides for a direct flow of the Company's cash receipts to Foothill and a simplified method of re-borrowing funds from Foothill to meet working capital requirements.

The decreases in trade accounts receivable of $12.9 million, in inventories of $12 million, in property, plant and equipment of $4.3 million, in trade accounts payable of $3.4 million, in short-term bank loans of $7.8 million, and in other current liabilities of $11 million at December 29, 1995 compared to September 29, 1995 are principally the result of the divestitures of the Company's European and Japanese operations.

The increases in notes receivable (short-term) of $4.8 million and other non-current assets of $2.1 million at December 29, 1995 compared to September 29, 1995 represent notes due from the purchasers of the Company's business operations in Europe ($4.0 million) and Japan ($3.5 million).

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the first quarter of fiscal 1996, the Company's working capital and capital expenditure requirements came principally from operations, the proceeds from the disposition of its business operations in Europe and Japan, and borrowings under its new credit facility with Foothill. The Company's net working capital as of December 29, 1995 was approximately $14.9 million compared to $35.5 million at September 29, 1995. This reduction is principally due to the disposition of the European and Japanese operations, the change in the Company's cash management processes under the Foothill credit facility, as discussed earlier, and the reclassification of the revolving credit loan and senior secured notes payable from long-term to short-term debt, as discussed below.

     At December 29, 1995, borrowings under the Foothill credit facility were $12.7 million and borrowing capacity under this three-year credit facility totaled $18.2 million, plus the availability of a $5 million term loan. The Company was in compliance with all of the Foothill debt covenants.

     At December 29, 1995, the Company was not in compliance with certain covenants contained in the 6.15% senior secured notes payable. Although the Company has not received a waiver of the non-compliance, the holder of the senior secured notes has not taken steps to accelerate repayment of this debt and, in management's opinion, the status of this debt is unlikely to change.
The Company has adequate borrowing capacity available as a term loan under the Foothill credit facility to repay the senior secured notes in the unlikely event these notes are deemed due.

     In November 1995, the FASB Emerging Issues Task Force released Issue No. 95-22, "Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Arrangements That Include a Subjective Acceleration Clause and a Lock-Box Arrangement" which required the Company to reclassify its revolving credit loan and the senior secured notes payable from long-term to short-term debt as of December 29, 1995. The Company is currently negotiating with the lender to modify the revolving credit agreement in such a manner as to permit classification of these loan obligations as long-term debt.

     Management believes that the Company's continuing working capital and capital expenditure requirements will be met by cash flow from operations and borrowings under the Foothill credit facility.


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

ITEM 2 - CHANGES IN SECURITIES - None.
------------------------------

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

At December 29, 1995, the Company was not in compliance with certain covenants contained in the 6.15% senior secured notes payable. Covenant violations include noncompliance with minimum net income requirements and interest coverage. Although the Company has not received a waiver of the non-compliance, the holder of the senior secured notes has not taken steps to accelerate repayment of this debt and, in management's opinion, the status of this debt is unlikely to change. The Company has adequate borrowing capacity available as a term loan under the Foothill credit facility to repay the senior secured notes in the unlikely event these notes are deemed due. The Foothill credit facility is a three-year agreement and the Company was in full compliance with all of the covenants in this agreement as of December 29, 1995.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

The Company's Annual Meeting of Stockholders was held on January 23, 1996. The results of the voting on the election of directors were as follows:

   Nominee                      For           Withheld       Total Votes Cast
   -------                      ---           --------       ----------------
Charles D. Daley             9,503,993         243,277            9,747,270
Michael C. Dow               9,503,398         243,872            9,747,270
S. Felton Mitchell, Jr.      9,517,428         229,842            9,747,270

Accordingly, all nominees for the Board of Directors were elected.

The results of the voting on the Company's Employee Stock Purchase Plan were as follows:

               For                Against                 Abstain
               ---                -------                 -------
           9,400,720              278,058                  68,492

Accordingly, the Employee Stock Purchase Plan was adopted.


ITEM 5 - OTHER INFORMATION - None.
--------------------------


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)  Exhibits:

   Exhibit
   Number        Description
   ------        -----------

     27          Financial Data Schedule

(b) Reports: The report listed below was filed on Form 8-K/A during the first quarter of fiscal 1996.

 . Form 8-K/A dated October 31, 1995 reporting pro forma financial statements reflecting the disposition of the Company's operational assets in Europe and Japan.

                           QMS, INC. AND SUBSIDIARIES
                           ==========================

                                   SIGNATURES
                                   ----------

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 QMS, INC.
                               (Registrant)





Date:      February 9, 1996            /s/ Philip R. Cahoon
      ----------------------------     --------------------------
                                       PHILIP R. CAHOON
                                       Corporate Controller, Vice President -
                                        Finance and Administration,  and
                                        Assistant Secretary (Mr. Cahoon is
                                        an officer of the Company and has
                                        been duly authorized to sign on behalf
                                        of the registrant.)