Form 10-Q
period 1996-03-29
QMS INC
filed 1996-05-13
CIK 710983

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   MARCH 29, 1996
                               ----------------------------------


                                       OR

/   /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from       to
                               ------   -------------------------


                         Commission file number 1-9348
                                                ------


                              QMS, INC.
- -----------------------------------------------------------------

             (Exact name of registrant as specified in its charter)

          DELAWARE                            63-0737870
- -------------------------------------------------------------

(State or other jurisdiction of     (I.R.S.  Employer Identification Number)
 incorporation or organization)


       ONE MAGNUM PASS, MOBILE, AL                            36618
- --------------------------------------------------------------------------------

     (Address of principal executive offices)                (Zip Code)


                           (334) 633-4300
- ---------------------------------------------------------------------------

               (Registrant's telephone number, including area code)


                          NOT APPLICABLE
- ----------------------------------------------------------------------

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



     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of the issuer's common stock, as of the latest practicable date
     10,678,115 AT MARCH 29, 1996.
- ----------------------------------


                           QMS, INC. AND SUBSIDIARIES
                           ==========================

                                                               INDEX
                                                               -----



PART I - FINANCIAL INFORMATION                                     PAGE NUMBER
         ---------------------                                     -----------

  Item 1.  Financial Statements
     Condensed Consolidated Balance Sheets
       (unaudited) as of March 29, 1996 and
       September 29, 1995                                              3 - 4
     Condensed Consolidated Statements of Operations
       (unaudited) for the three and six months ended
       March 29, 1996 and March 31, 1995                                 5
     Condensed Consolidated Statements of Cash Flows
       (unaudited) for the six months ended
       March 29, 1996 and March 31, 1995                                 6
     Notes to Condensed Consolidated Financial Statements
       (unaudited)                                                     7 - 8

  Item 2.  Management's Discussion and Analysis of Financial
        Condition and Results of Operations                            9 - 11

PART II - OTHER INFORMATION                                              12
          -----------------

  Item 1.        Legal Proceedings
  Item 2.        Changes in Securities
  Item 3.        Defaults upon Senior Securities
  Item 4.        Submission of Matters to a Vote of Security Holders
  Item 5.        Other Information
  Item 6.        (a)   Exhibits
                 (b)   Reports on Form 8-K

SIGNATURES                                                               13


                           QMS, INC. AND SUBSIDIARIES
                           ==========================

                         PART I - FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS

                                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                            as of March 29, 1996 and September 29, 1995
                                                                                      (Unaudited)
                                                                                       March 29,         September 29,
in thousands                                                                            1996                 1995
- ------------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
    Cash and Cash Equivalents                                                      $       1,086         $       7,431
    Trade Receivables (less allowance for doubtful
      accounts of $395 at March 1996 and $546
      at September 1995)                                                                  26,872                37,721
    Notes Receivable                                                                       4,500                     0
    Inventories, Net (Note 3)                                                             35,649                47,482
    Other Current Assets                                                                   3,431                 7,066
                                                                                   -------------         -------------
    Total Current Assets                                                                  71,538                99,700

PROPERTY, PLANT AND EQUIPMENT                                                             62,123                69,205
    Less Accumulated Depreciation                                                         40,610                42,484
                                                                                   -------------         -------------
    Property, Plant and Equipment, Net                                                    21,513                26,721

OTHER ASSETS
    Note Receivable                                                                        2,500                     0
    Other, Net                                                                             9,698                 9,117
                                                                                   -------------         -------------
    Total Other Assets                                                                    12,198                 9,117
                                                                                   -------------         -------------
    TOTAL ASSETS                                                                   $     105,249         $     135,538
                                                                                   =============         =============


See Notes to Condensed Consolidated Financial Statements


                           QMS, INC. AND SUBSIDIARIES
                           ==========================

                                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                            as of March 29, 1996 and September 29, 1995

                                                                                      (Unaudited)
                                                                                       March 29,         September 29,
in thousands                                                                            1996                 1995
- ------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts Payable                                                               $      13,444         $      16,586
    Short-Term Bank Loans                                                                      0                 7,764
    Revolving Credit Loan and Short-Term Debt (Note 4)                                    17,495                 4,990
    Other                                                                                 25,024                34,849
                                                                                   -------------         -------------
      Total Current Liabilities                                                           55,963                64,189

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS                                                 656                25,630

DEFERRED INCOME TAXES                                                                      1,182                 1,162

OTHER LIABILITIES                                                                          2,673                 1,344

STOCKHOLDERS' EQUITY                                                                      44,775                43,213
                                                                                   -------------         -------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $     105,249         $     135,538
                                                                                   =============         =============

See Notes to Condensed Consolidated Financial Statements


                           QMS, INC. AND SUBSIDIARIES
                           ==========================

                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                For the Three and Six Months Ended March 29, 1996 and March 31, 1995
                                                             (Unaudited)

                                                             Three Months Ended                  Six Months Ended
                                                             ------------------                  ----------------
                                                           March 29,        March 31,           March 29,     March 31,
in thousands, except per share amounts                       1996             1995                 1996         1995

NET SALES
    Printers and Supplies                                $    29,211       $    58,623        $    58,658   $   121,662
    U.S. Service                                               8,192             8,028             16,090        15,510
                                                         -----------       -----------        -----------   -----------
        Total Net Sales                                       37,403            66,651             74,748       137,172
                                                         -----------       -----------        -----------   -----------
COST OF GOODS SOLD
    Printers and Supplies                                     19,981            51,321             40,273        94,618
    U.S. Service                                               4,982             4,977              9,618         9,528
                                                         -----------       -----------        -----------   -----------
        Total Cost of Goods Sold                              24,963            56,298             49,891       104,146
                                                         -----------       -----------        -----------   -----------
GROSS PROFIT
    Printers and Supplies                                      9,230             7,302             18,385        27,044
    U.S. Service                                               3,210             3,051              6,472         5,982
                                                         -----------       -----------        -----------   -----------
        Total Gross Profit                                    12,440            10,353             24,857        33,026
                                                         -----------       -----------        -----------   -----------
OPERATING EXPENSES
    Selling, General and Administrative
        Expenses                                              10,881            21,645             21,854        43,288
    Restructuring Expense                                          0             2,685                  0         2,685
                                                         -----------       -----------        -----------   -----------
        Total Operating Expenses                              10,881            24,330             21,854        45,973
                                                         -----------       -----------        -----------   -----------
OPERATING INCOME (LOSS)                                        1,559           (13,977)             3,003       (12,947)
                                                         -----------       ------------       -----------   ------------
OTHER INCOME (EXPENSE)
    Interest Income                                               90                27                169            40
    Interest Expense                                            (451)           (1,068)            (1,024)       (1,991)
    Miscellaneous Income (Expense)                              (141)              508               (472)          486
                                                         ------------      -----------        ------------  -----------
        Total Other Expense                                     (502)             (533)            (1,327)       (1,465)
                                                         ------------      ------------       ------------  ------------
INCOME (LOSS) BEFORE INCOME TAXES                              1,057           (14,510)             1,676       (14,412)

INCOME TAX PROVISION                                               0                 0                  0            26
                                                         -----------       -----------        -----------   -----------
NET INCOME (LOSS)                                        $     1,057       $   (14,510)       $     1,676   $   (14,438)
                                                         ===========       ============       ===========   ============
EARNINGS (LOSS) PER COMMON SHARE (Note 2)
    Primary and Fully Diluted                            $      0.10       $     (1.36)       $      0.16   $     (1.35)

SHARES USED IN PER SHARE COMPUTATION (Note 2)
    Primary and Fully Diluted                                 10,723            10,677             10,700        10,676

See Notes to Condensed Consolidated Financial Statements


                           QMS, INC. AND SUBSIDIARIES
                           ==========================

                                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     For the Six Months Ended March 29, 1996 and March 31, 1995
                                                             (Unaudited)
                                                                                       March 29,           March 31,
in thousands                                                                             1996                1995
- ------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
   Net Income (Loss)                                                               $       1,676         $     (14,438)
   Adjustments to Reconcile Net Income (Loss) to Net Cash
      Provided by Operating Activities:
         Depreciation of Property, Plant and Equipment                                     2,786                 4,351
         Amortization of Capitalized and Deferred Software                                 2,134                 5,433
         Provision for Losses on Inventory                                                 4,242                 8,545
         Provision for Restructuring Expense                                                   0                 2,685
         Other                                                                                60                    64
   Net Change in Assets and Liabilities that Provided
      (Used) Cash                                                                          5,349                (1,993)
                                                                                   -------------         --------------
             Net Cash Provided by Operating Activities                                    16,247                 4,647

Cash Flows from Investing Activities:
   Purchase of Property, Plant and Equipment                                                (808)               (4,579)
   Additions to Notes Receivable                                                          (7,500)                    0
   Additions to Capitalized and Deferred Software Costs                                   (3,827)               (4,546)
   Proceeds from Divestiture of Businesses                                                 9,800                     0
   Other                                                                                      90                   358
                                                                                   -------------         -------------
             Net Cash Used in Investing Activities                                        (2,245)               (8,767)

Cash Flows from Financing Activities:
   Proceeds from Long-Term Debt and Capital Leases                                        12,887                 5,448
   Payments of Long-Term Debt and Capital Leases, including
      Current Maturities                                                                 (25,356)               (3,246)
   Payments of Notes Payable                                                              (7,764)                    0
   Other                                                                                     158                    30
                                                                                   -------------         -------------
             Net Cash Provided by (Used in)  Financing Activities                        (20,075)                2,232

Effect of Exchange Rate Changes on Cash                                                     (272)                1,652
                                                                                   --------------        -------------
Net Change in Cash and Cash Equivalents                                                   (6,345)                 (236)
Cash and Cash Equivalents at Beginning of Period                                           7,431                 4,956
                                                                                   -------------         -------------
Cash and Cash Equivalents at End of Period                                         $       1,086         $       4,720
                                                                                   =============         =============

See Notes to Condensed Consolidated Financial Statements


                           QMS, INC. AND SUBSIDIARIES
                           ==========================

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  MANAGEMENT OPINION

  In the opinion of management, the condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of March 29, 1996, the results of operations for the three and six months ended March 29, 1996 and March 31, 1995 and changes in cash flows for the six months ended March 29, 1996 and March 31, 1995. All adjustments included in the condensed consolidated financial statements are of a normal recurring nature except amounts related to the restructuring reserves (see
  Note 6) and reclassification of the revolving credit loan and senior secured notes payable from long-term to short-term debt (see Note 4). The results of operations for the six months ended March 29, 1996 are not necessarily indicative of the results to be expected for the fiscal year ending September 27, 1996.

2.  PER COMMON SHARE COMPUTATIONS

  Per share computations are based on the weighted average number of common shares outstanding during the period and the dilutive effect of the assumed exercise of stock options. This effect was not material for the three- and six-month periods ending March 29, 1996 and March 31, 1995 and did not change the amounts of the primary and fully diluted earnings (loss) per common share.

3.  INVENTORIES

  Inventories at March 29, 1996 and September 29, 1995 are summarized as follows (in thousands):

                                                                 March 29,             September 29,
                                                                    1996                   1995
                                                               ----------------        -------------
  Raw materials                                                $      10,451           $    11,709
  Work in process                                                      1,662                 3,152
  Finished goods                                                      29,649                43,453
  Inventory reserve                                                   (6,113)              (10,832)
                                                               --------------          ------------
           TOTAL                                               $      35,649           $    47,482
                                                               =============           ===========

4.  CLASSIFICATION OF REVOLVING CREDIT LOAN AND SENIOR SECURED NOTES PAYABLE

  The Company reclassified its revolving credit loan and the senior secured notes payable from long-term to short-term debt as of December 29, 1995 only to comply with FASB Emerging Issues Task Force Issue No. 95-22, "Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Arrangements That Include a Subjective Acceleration Clause and a Lock-Box Arrangement." This pronouncement was issued in November 1995 and the Company is currently negotiating with the lender to modify the revolving credit agreement in such a manner as to permit classification of these loan obligations as long-term debt. The revolving credit agreement is for a three-year period and the Company was in full compliance with all the covenants of this agreement as of March 29, 1996.

5.  COMMITMENTS AND CONTINGENCIES

  At September 29, 1995, the Company had a commitment of approximately $13.2 million under contracts to purchase print engines. As of March 29, 1996, the Company had a commitment of approximately $9.9 million to purchase print engines under purchase contracts.

  The Company was contingently liable for approximately $1.5 million as of March 29, 1996, the result of letters of credit issued in the normal course of business for the purchase of inventory.

6.  RESTRUCTURING RESERVES

  At September 29, 1995, the Company had reserves for restructuring charges and business divestitures totaling $10.1 million. During fiscal 1996, total net charges of $5.8 million were taken against these reserves leaving a balance of $4.3 million at March 29, 1996.

7.  RECLASSIFICATIONS

  Certain reclassifications have been made to fiscal 1995 amounts to conform to the fiscal 1996 presentation.

                           QMS, INC. AND SUBSIDIARIES
                           ==========================

                         PART I - FINANCIAL INFORMATION
                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
- ---------------------

Net income for the second quarter of fiscal 1996 was $1.1 million on net sales of $37.4 million and for the six months ended March 29, 1996 was $1.7 million on net sales of $74.7 million. The 1996 results compare to a net loss of $14.5 million on net sales of $66.7 million for the second quarter of fiscal 1995 and a net loss of $14.4 million on net sales of $137.2 million for the six months ended March 31, 1995. Included in the results for the second quarter of fiscal 1995 were special charges of $6.8 million associated principally with inventory revaluation and $2.7 million for restructuring charges.

                                 Table of Net Sales Comparisons for Key Channels of Distribution
                       -------------------------------------------------------------------------------------

                                  Second Quarter Ended                                  Six Months Ended
                          -----------------------------------------         -----------------------------------------

                             March 29,    March 31,                            March 29,     March 31,
 (000's)                       1996         1995       Difference                1996          1995      Difference
 -------                       ----         ----       ----------                ----          ----      ----------
U.S. Direct               $    11,802   $   18,617    $   (6,815)           $    24,539    $   37,987    $ (13,448)
U.S. Service                    8,192        8,028           164                 16,090        15,510          580
U.S. Reseller                   4,289        2,865         1,424                  9,064         7,645        1,419
Europe                          6,118       22,201       (16,083)                11,226        47,451      (36,225)
Japan                           2,798        9,263        (6,465)                 5,300        16,114      (10,814)
Canada                          2,343        4,009        (1,666)                 5,424         8,374       (2,950)
QMS Circuits                      973        1,110          (137)                 1,846         1,985         (139)
All Other                         888          558           330                  1,259         2,106         (847)
                          --------------------------------------            ---------------------------------------
Total                     $    37,403   $   66,651    $  (29,248)           $    74,748    $  137,172    $ (62,424)
                          =======================================           =======================================


Net sales for the second quarter of fiscal 1996 declined by 43.9% from net sales for the second quarter of fiscal 1995 and by 45.5% in the six-month comparison. The sales by key distribution channels in the second quarter of fiscal 1996 (the three months ended March 29, 1996) compared to the second quarter of fiscal 1995 (the three months ended March 31, 1995) and the six-month periods ending on the same dates are shown in the table above. The principal reason for the sales decline is the change in the methods of doing business in Europe and Japan. The combined sales decline in these channels represents $22.5 million, or 77%, of the total decline for the second quarter comparison, and $47 million, or 75.4%, of the total decline for the six-month comparison. As reported in the Company's 10-Q filing for the first quarter of fiscal 1996, the Company has completed the divestiture of its European and Japan business operations to management buy-out groups and established exclusive master distributor agreements with the new owners of these businesses to market QMS products in their respective geographic territories. The Company recognizes revenue on sales of components and controller boards to these master distributors and, additionally, commissions are earned by the Company on sales of QMS products by these master distributors. As a result, the amount of revenue recognized through these sales channels in fiscal 1996 is significantly lower than that recognized in fiscal 1995. Additionally, $3.2 million of the sales decline in the second quarter of fiscal 1996 compared to the second quarter of fiscal 1995 is due to the disposition (in September 1995) of the color transfer consumables business. In the six-month comparison, $7 million of the sales decline is due to the disposition of the color transfer consumables business.

The U.S. direct channel is the Company's primary method of distribution for the higher end of the Company's product offerings to major corporate accounts and governmental agencies. Net sales in the direct channel for the three- and six-month periods ending March 29, 1996 declined by 36.6% and 35.4%, respectively, compared to the same periods in fiscal 1995. The principal reasons for the declines are increased competition in this sales channel and the timing of the Company's introduction of the QMS(R) 2425 Print System into this channel which occurred at the end of the second fiscal quarter. The QMS 2425 is a 24 page-per-minute monochrome printer featuring a 64-bit controller, up to 1200 x 1200 dpi (dots per inch) printing, an internal hard drive and RAM capacity of up to 128 MB. In addition, a QMS CrownCopy(TM) option is available with the QMS 2425, allowing it to serve as a copier as well as a printer. The introduction of the QMS 2425 into the U.S. direct sales channel should allow the Company to compete very effectively in the mid- to high-end print system market.

Overall, the Company's gross profit as a percentage of sales increased from 15.5% to 33.3% in the three-month comparison and from 24.1% to 33.3% in the six-month comparison. The principal reason for these increases is the $6.8 million of special charges, which are included in cost of sales in the second quarter of fiscal 1995. Excluding the special charges, gross margins increased from 25.8% in the second quarter of fiscal 1995 to 33.3% in the second quarter of fiscal 1996 and from 29% to 33.3% in the six-month comparison. The reasons for these improvements are a focus on higher margin products in the sales mix, including service and consumables, and reductions in manufacturing overhead costs that were achieved in fiscal 1996.

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

Selling, general and administrative expenses declined from $21.6 million in the second quarter of fiscal 1995 to $10.9 million in the second quarter of fiscal 1996 and from $43.3 million to $21.9 million in the six-month comparison. These decreases of $10.7 million and $21.4 million in the three- and six-month comparisons, respectively, are principally due to the elimination of expenses associated with the divested business operations in Europe and Japan, which were $6.1 million in the second quarter of fiscal 1995 and $12.7 million for the six months ended March 31, 1995. The remainder of the decreases in selling, general and administrative expenses from fiscal 1995 and fiscal 1996 result from cost reductions and restructuring efforts implemented during the latter part of fiscal 1995.

Total other expense for the second quarter of fiscal 1996 was essentially the same as for the second quarter of fiscal 1995 and declined $0.2 million for the comparable six-month periods. Interest expense decreased by $617,000 in the second quarter of fiscal 1996 compared to the second quarter of fiscal 1995 and by $967,000 in the six-month comparison which was a direct result of the decrease in total non-trade debt from $38.4 million at September 29, 1995 to $18.2 million at March 29, 1996.

The Company's effective tax rate was zero for the second quarter and first six months of fiscal 1996 and for the same periods of fiscal 1995. Due to the availability of operating loss carryforwards and income tax credits, the Company does not anticipate providing for any income tax expense during fiscal 1996.


FINANCIAL CONDITION
- -------------------

The decrease in cash and cash equivalents from $7.4 million at September 29, 1995 to $1.1 million at March 29, 1996 results from revised cash management processes that were implemented as part of the new credit facility with Foothill Capital Corporation ("Foothill"). This credit facility provides for a direct flow of the Company's cash receipts to Foothill and a simplified method of re-borrowing funds from Foothill to meet working capital requirements.

The decreases in trade accounts receivable of $10.8 million, in inventories of $11.8 million, in property, plant and equipment of $5.2 million, in trade accounts payable of $3.1 million, in short-term bank loans of $7.8 million, and in other current liabilities of $9.8 million at March 29, 1996 compared to September 29, 1995 are principally the result of the divestitures of the Company's European and Japanese operations.

The increases in notes receivable (current) of $4.5 million and note receivable (non-current) of $2.5 million at March 29, 1996 compared to September 29, 1995 represent notes due from the purchasers of the Company's business operations in Europe ($4 million) and Japan ($3 million). These notes are scheduled for repayment over periods of one and five years, respectively, and all payments are current as of March 29, 1996.


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

During the second quarter and first six months of fiscal 1996, the Company's working capital and capital expenditure requirements came principally from operations, the proceeds from the disposition of its business operations in Europe and Japan, and borrowings under its new credit facility with Foothill. The Company's net working capital as of March 29, 1996 was $15.6 million compared to $35.5 million at September 29, 1995. This reduction is principally due to the disposition of the European and Japanese operations, the change in the Company's cash management processes under the Foothill credit facility and the reclassification of the revolving credit loan and senior secured notes payable from long-term to short-term debt, as discussed below.

At March 29, 1995, borrowings under the Foothill credit facility were $11.7 million and borrowing capacity under this three-year credit facility totaled $15.5 million, plus the availability of a $5 million term loan. The Company was in compliance with all of the Foothill debt covenants.

At March 29, 1996, the Company was not in compliance with certain covenants contained in the 6.15% senior secured notes payable. Although the Company has not received a waiver of the non-compliance, the holder of the senior secured notes has not taken steps to accelerate repayment of this debt and, in management's opinion, the status of this debt is unlikely to change. The Company has adequate borrowing capacity available as a term loan under the Foothill credit facility to repay the senior secured notes in the unlikely event that repayment of these notes is accelerated.

In November 1995, the FASB Emerging Issues Task Force released Issue No. 95-22, "Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Arrangements That Include a Subjective Acceleration Clause and a Lock-Box Arrangement" which required the Company to reclassify its revolving credit loan and the senior secured notes payable from long-term to short-term debt. The Company is currently negotiating with the lender to modify the revolving credit agreement in such a manner as to permit classification of these loan obligations as long-term debt.

Management believes that the Company's continuing working capital and capital expenditure requirements will be met by cash flow from operations and borrowings under the Foothill credit facility.


                           QMS, INC. AND SUBSIDIARIES
                           ==========================

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
- --------------------------

The Company is a defendant in one case in the normal course of business. Management is of the opinion that the ultimate resolution of this case will not materially affect the Company's financial position or results of operations.


ITEM 2. CHANGES IN SECURITIES - None.
- ------------------------------


ITEM 3. DEFAULTS UPON SENIOR SECURITIES
- ----------------------------------------

(a) At March 29, 1996, the Company was not in compliance with certain covenants contained in the 6.15% senior secured notes payable. Covenant violations include noncompliance with minimum net income requirements and interest coverage. Although the Company has not received a waiver of the noncompliance, the holder of the senior secured notes has not taken steps to accelerate repayment of this debt and, in management's opinion, the status of this debt is unlikely to change. The Company has adequate borrowing capacity available as a term loan under the Foothill credit facility to repay the senior secured notes in the unlikely event that repayment of these notes is accelerated. The Foothill credit facility is a three-year agreement and the Company was in full compliance with all of the covenants in this agreement as of March 29, 1996.

(b)  None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  - None.
- ------------------------------------------------------------


ITEM 5. OTHER INFORMATION - None.
- --------------------------


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
- -----------------------------------------

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

                                                                       QMS, INC.
                                                                       (Registrant)





Date:      May 9, 1996                                                  /s/ Gerald G. Roenker
      ------------------------------------                             ------------------------------------------------------

                                                                       GERALD G. ROENKER
                                                                       Executive Vice President, Chief Operating
                                                                        Officer and Acting Chief Financial Officer
                                                                       (Mr. Roenker is the Principal Operating and
                                                                       Financial Officer and has been duly authorized
                                                                       to sign on behalf of the Registrant.)