Form 10-K/A
period 1994-12-31
QMS INC
filed 1996-06-28
CIK 710983

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-K/A

(Mark One)

/x/  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
  ACT OF 1934.  [FEE REMITTED WITH FORM 10-K]
  FOR THE FISCAL YEAR ENDED SEPTEMBER 29, 1995.

                                       OR

/  / TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
  EXCHANGE ACT OF 1934.  [NO FEE REQUIRED]
  FOR THE TRANSITION PERIOD FROM                     TO          .
                                   -----------------    ---------

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

     Rights to purchase shares
     of Series A Participating               New York Stock Exchange
     Preferred Stock

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
Yes   XX     No
      --        --


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



QMS, Inc. Cash or Deferred
Retirement Plan

Financial Statements for the Years Ended
December 31, 1995 and 1994, Supplemental
Schedules for the Year Ended December 31, 1995, and Independent Auditors' Report


QMS, INC. CASH OR DEFERRED RETIREMENT PLAN

TABLE OF CONTENTS
- ---------------------------------------------------------------------

                                                                 Page
                                                                 ----


INDEPENDENT AUDITORS' REPORT                                     1-2

FINANCIAL STATEMENTS FOR THE YEARS ENDED
      DECEMBER 31, 1995 AND 1994:
  Statements of Net Assets Available for Benefits                3-4

  Statements of Changes in Net Assets Available for Benefits     5-6

  Notes to Financial Statements                                  7-9

SUPPLEMENTAL SCHEDULES FOR THE YEAR ENDED
     DECEMBER 31, 1995:

  Item 27a - Schedule of Assets Held for Investment Purposes      10

  Item 27d - Schedule of Reportable Transactions                  11



INDEPENDENT AUDITORS' REPORT

QMS, Inc. Cash or Deferred Retirement Plan:

We have audited the accompanying statements of net assets available for benefits of the QMS, Inc. Cash or Deferred Retirement Plan as of December 31, 1995 and 1994, and the related statements of changes in net assets available for benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan at December 31, 1995 and 1994, and the changes in net assets available for benefits for the years then ended in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules listed in the table of contents are presented for the purpose of additional analysis and are not a required part of the basic financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The supplemental information by fund in the statements of net assets available for benefits and the statements of changes in net assets available for benefits is presented for the purpose of additional analysis rather than to present the net assets available for benefits and changes in net assets available for benefits of the individual funds.

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



June 17, 1996


QMS, INC. CASH OR DEFERRED RETIREMENT PLAN

STATEMENT OF NET ASSETS AVAILABLE FOR BENEFITS
DECEMBER 31, 1995

                                                              Supplemental Information by Fund
                                                 ------------------------------------------------------------------------


                                                 Loans to              Basic             Retirement           Corporate
                                               Participants            Value            Preservation            Bond
ASSETS

Investments (Notes 1, 3 and 4):
   Merrill Lynch Retirement
      Preservation Trust                                                                 $4,824,231
   Merrill Lynch Corporate
      Bond Fund Investment
      Grade Class A                                                                                            $318,790
   Merrill Lynch Capital
      Fund Class A
   QMS, Inc. Stock
   Merrill Lynch Basic Value
      Fund Class A                                                   $1,087,856
   Loans to participants                             $1,100,618
                                                     ----------      ----------          ----------            --------
Total investments                                     1,100,618       1,087,856           4,824,231             318,790

Employer Contributions
   Receivable                                                            51,061             226,504              14,978

Other Assets                                                              5,939              14,229               1,774
                                                     ----------      ----------          ----------            --------


Net Assets Available
   For Benefits                                      $1,100,618      $1,144,856          $5,064,964            $335,542
                                                     ==========      ==========          ==========            ========


(Continued below)
See notes to financial statements.


QMS, INC. CASH OR DEFERRED RETIREMENT PLAN

STATEMENT OF NET ASSETS AVAILABLE FOR BENEFITS
DECEMBER 31, 1995
(Continued)

                                                              Supplemental Information by Fund
                                                    ------------------------------------------------------------------


                                                      Company                                           Total
                                                       Stock                  Capital                   Plan
ASSETS

Investments (Notes 1, 3 and 4):
   Merrill Lynch Retirement
      Preservation Trust                                                                               $4,824,231
   Merrill Lynch Corporate
      Bond Fund Investment
      Grade Class A                                                                                       318,790
   Merrill Lynch Capital
      Fund Class A                                                           $6,736,999                 6,736,999
   QMS, Inc. Stock                                    $1,530,437                                        1,530,437
   Merrill Lynch Basic Value
      Fund Class A                                                                                      1,087,856
   Loans to participants                                                                                1,100,618
                                                      ----------             ----------               -----------
Total investments                                      1,530,437              6,736,999                15,598,931

Employer Contributions
   Receivable                                             71,893                316,371                   680,807
Other Assets                                               6,879                 19,351                    48,172
                                                      ----------             ----------               -----------


Net Assets Available
   For Benefits                                       $1,609,209             $7,072,721               $16,327,910
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



QMS, INC. CASH OR DEFERRED RETIREMENT PLAN

STATEMENT OF NET ASSETS AVAILABLE FOR BENEFITS
DECEMBER 31, 1994

                                                              Supplemental Information by Fund
                                                 ------------------------------------------------------------------------


                                                    Loans to           Basic             Retirement           Corporate
                                                  Participants         Value            Preservation            Bond
ASSETS

Investments (Notes 1, 3 and 4):
   Merrill Lynch Retirement
      Preservation Trust                                                                 $4,510,202
   Merrill Lynch Corporate
      Bond Fund Investment
      Grade Class A                                                                                            $193,425
   Merrill Lynch Capital
      Fund Class A
   QMS, Inc. Stock
   Merrill Lynch Basic Value
      Fund Class A                                                     $627,479
   Loans to participants                             $1,121,500
                                                     ----------        ---------         ----------            --------
Total investments                                     1,121,500         627,479           4,510,202             193,425

Employer Contributions
   Receivable                                                            50,549             363,340              15,582

Other Assets                                                              7,355              57,385               2,041
                                                     ----------        ---------         ----------            --------


Net Assets Available
   For Benefits                                      $1,121,500        $685,383          $4,930,927            $211,048
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


QMS, INC. CASH OR DEFERRED RETIREMENT PLAN

STATEMENT OF NET ASSETS AVAILABLE FOR BENEFITS
DECEMBER 31, 1994
(Continued)

                                                              Supplemental Information by Fund
                                                    ------------------------------------------------------------------


                                                      Company                                           Total
                                                       Stock                  Capital                   Plan
ASSETS

Investments (Notes 1, 3 and 4):
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

STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
FOR THE YEAR ENDED DECEMBER 31, 1995

                                                              Supplemental Information by Fund
                                                 ------------------------------------------------------------------------

                                                    Loans to           Basic             Retirement           Corporate
                                                  Participants         Value            Preservation            Bond
INCREASES:
Contributions:
   Participants                                                        $211,254            $546,557             $79,311
   Employer                                                              51,061             226,504              14,978
                                                                     ----------          ----------            --------

Total contributions                                                     262,315             773,061              94,289
                                                                     ----------          ----------            --------


Investment income (loss):
   Interest                                                               5,627              25,573               1,567
   Dividends                                                             41,185             290,943              18,661
   Net appreciation (depreciation)
      in fair value of investments                                      198,556                                  28,288
                                                                     ----------          ----------            --------

Total investment income (loss)                                          245,368             316,516              48,516
Miscellaneous receipts                                                                        7,855
                                                                     ----------          ----------            --------

Total increases                                                         507,683           1,097,432             142,805
                                                                     ----------          ----------            --------


DECREASES:
Benefit payments (Note 5)                              $183,273         162,139             757,159              17,473
Noncash benefit distributions
Other decreases                                                             311                                     105
                                                     ----------      ----------          ----------            --------

Total decreases                                         183,273         162,450             757,159              17,578
                                                     ----------      ----------          ----------            --------


Interfund Transfers                                     162,391         114,240            (206,236)               (733)
                                                     ----------      ----------          ----------            --------

Net Increase (Decrease)                                 (20,882)        459,473             134,037             124,494

Net Assets Available
   for Benefits:
Beginning of Year                                     1,121,500         685,383           4,930,927             211,048
                                                     ----------      ----------          ----------            --------


End of Year                                          $1,100,618      $1,144,856          $5,064,964            $335,542
                                                     ==========      ==========          ==========            ========


(Continued below)
See notes to financial statements.



QMS, INC. CASH OR DEFERRED RETIREMENT PLAN

STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
FOR THE YEAR ENDED DECEMBER 31, 1995
(Continued)

                                                              Supplemental Information by Fund
                                                 ------------------------------------------------------------------------

                                                                      Company                                   Total
                                                                       Stock              Capital               Plan
INCREASES:
Contributions:
   Participants                                                        $307,696            $758,296          $1,903,114
   Employer                                                              71,893             316,371             680,807
                                                                     ----------          ----------         -----------

Total contributions                                                     379,589           1,074,667           2,583,921
                                                                     ----------          ----------         -----------


Investment income (loss):
   Interest                                                               7,635              34,363              74,765
   Dividends                                                                                723,741           1,074,530
   Net appreciation (depreciation)
      in fair value of investments                                     (995,494)          1,018,188             249,538
                                                                     ----------          ----------         -----------

Total investment income (loss)                                         (987,859)          1,776,292           1,398,833
Miscellaneous receipts                                                      465               2,762              11,082
                                                                     ----------          ----------         -----------

Total increases                                                        (607,805)          2,853,721           3,993,836
                                                                     ----------          ----------         -----------


DECREASES:
Benefit payments (Note 5)                                               109,216           1,180,681           2,409,941
Noncash benefit distributions                                            22,701              13,873              36,574
Other decreases                                                           1,709               5,653               7,778
                                                                     ----------          ----------         -----------

Total decreases                                                         133,626           1,200,207           2,454,293
                                                                     ----------          ----------         -----------


Interfund Transfers                                                     531,119            (600,781)
                                                                     ----------          ----------

Net Increase (Decrease)                                                (210,312)          1,052,733           1,539,543
                                                                     ----------          ----------         -----------


Net Assets Available
   for Benefits:
Beginning of Year                                                     1,819,521           6,019,988          14,788,367
                                                                     ----------          ----------         -----------


End of Year                                                          $1,609,209          $7,072,721         $16,327,910
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


QMS, INC. CASH OR DEFERRED RETIREMENT PLAN

STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
FOR THE YEAR ENDED DECEMBER 31, 1994

                                                              Supplemental Information by Fund
                                                 ------------------------------------------------------------------------

                                                    Loans to           Basic             Retirement           Corporate
                                                  Participants         Value            Preservation            Bond
INCREASES:
Contributions:
   Participants                                                        $203,694            $668,436             $64,651
   Employer                                                              50,549             363,340              15,582
                                                                      ---------          ----------            --------

Total contributions                                                     254,243           1,031,776              80,233
                                                                      ---------          ----------            --------


Investment income (loss):
   Interest                                                               3,904             253,981               1,175
   Dividends                                                             36,591                                  11,201
   Net depreciation in fair
      value of investments                                              (34,261)                                (19,382)
                                                                       --------          ----------            --------

Total investment income (loss)                                            6,234             253,981              (7,006)
Miscellaneous receipts                                                                        9,795                  12
                                                                       --------          ----------            --------

Total increases                                                         260,477           1,295,552              73,239
                                                                       --------          ----------            --------


DECREASES:
Benefit payments (Note 5)                               $23,313          56,100             679,492               4,222
Noncash benefit distributions
Other decreases                                                             185
                                                     ----------        --------          ----------            --------

Total decreases                                          23,313          56,285             679,492               4,222
                                                     ----------        --------          ----------            --------


Interfund Transfers                                   1,144,813         481,191            (455,769)            121,539
                                                     ----------        --------          ----------            --------

Net Increase (Decrease)                               1,121,500         685,383             160,291             190,556

Net Assets Available
   for Benefits:
Beginning of Year                                                                         4,770,636              20,492
                                                     ----------        --------          ----------            --------


End of Year                                          $1,121,500        $685,383          $4,930,927            $211,048
                                                     ==========        ========          ==========            ========


(Continued below)
See notes to financial statements.



QMS, INC. CASH OR DEFERRED RETIREMENT PLAN

STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
FOR THE YEAR ENDED DECEMBER 31, 1994
(Continued)

                                                              Supplemental Information by Fund
                                                 ------------------------------------------------------------------------

                                                                      Company                                   Total
                                                                       Stock              Capital               Plan
INCREASES:
Contributions:
   Participants                                                        $323,605            $960,262          $2,220,648
   Employer                                                             134,815             445,958           1,010,244
                                                                     ----------          ----------         -----------

Total contributions                                                     458,420           1,406,220           3,230,892
                                                                     ----------          ----------         -----------


Investment income (loss):
   Interest                                                               5,784              22,869             287,713
   Dividends                                                                 77             497,817             545,686
   Net depreciation in fair
      value of investments                                              (40,341)           (430,918)           (524,902)
                                                                     ----------          ----------         -----------

Total investment income (loss)                                          (34,480)             89,768             308,497
Miscellaneous receipts                                                   23,036               1,193              34,036
                                                                     ----------          ----------         -----------

Total increases                                                         446,976           1,497,181           3,573,425
                                                                     ----------          ----------         -----------


DECREASES:
Benefit payments (Note 5)                                               131,029             680,131           1,574,287
Noncash benefit distributions                                           123,199              48,954             172,153
Other decreases                                                                                                     185
                                                                     ----------          ----------         -----------

Total decreases                                                         254,228             729,085           1,746,625
                                                                     ----------          ----------         -----------


Interfund Transfers                                                    (151,204)         (1,140,570)
                                                                     ----------          ----------

Net Increase (Decrease)                                                  41,544            (372,474)          1,826,800

Net Assets Available
   for Benefits:
Beginning of Year                                                     1,777,977           6,392,462          12,961,567
                                                                     ----------          ----------         -----------


End of Year                                                          $1,819,521          $6,019,988         $14,788,367
                                                                     ==========          ==========         ===========


See notes to financial statements.

QMS, INC. CASH OR DEFERRED RETIREMENT PLAN

NOTES TO FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General - The financial statements of QMS, Inc. Cash or Deferred Retirement Plan (the "Plan") are prepared on the accrual basis of accounting. Expenses of the Plan are paid by QMS, Inc. (the "Company").

Investments - Investments other than guaranteed investment contracts are stated at current quoted market value as determined by the Plan's trustee. The Plan's investments in guaranteed investment contracts are benefit responsive and are stated at contract value. The fair value of these contracts approximates their carrying value. Gain or loss from sale of investments is computed based on the identified fair value of the investment as of the beginning of the year in which the investment is sold.

Loans - Loans to participants are recorded at an amount equal to their remaining principal balance. Interest income related to these notes receivable is reflected in the investment fund in which loan repayments are reinvested. The fair value of loans to participants approximates their carrying value.

Adoption of New Accounting Standard - During 1995, the Plan adopted Statement of Position (SOP) No. 94-4 Reporting of Investment Contracts Held by Health and Welfare Benefit Plans and Defined Contribution Pension Plans, issued in September 1994. The new guidance requires defined contribution plans to report investment contracts with fully benefit-responsive features (as defined in the SOP) at contract value. Other investment contracts are recorded at fair value. The impact of adoption of SOP No. 94-4 was insignificant.

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

The Plan was approved by the Board of Directors of the Company on February 20, 1987 and amended on January 1, 1994. A registration statement filed with the Securities and Exchange Commission on Form S-8 became effective on March 15, 1987.

A summary of the major provisions of the Plan is as follows:

* Any employee of the Company or its wholly owned domestic subsidiaries who has completed one year of employment in which there is no less than one thousand (1,000) hours of service may elect to become a member of the Plan on January 1 and July 1 in each plan year coincident with or next following the completion of such service should his/her entry date be prior to September 30, 1989.
Employees whose entry dates are subsequent to September 30, 1989, must complete five hundred (500) hours of service in a six-month period; such employees are eligible to participate in the Plan on January 1, April 1, July 1 and October 1 in each plan year.

* The provisions of the Plan allow each participant to make tax-deferred contributions and/or nondeductible contributions.

* Plan participants may elect to contribute from 1% to 19% of annual salary to the Plan. Each employee may contribute a tax-deferred amount not to exceed 10% of his/her annual salary for the plan year. In addition, each employee may contribute a non-tax deferred amount up to the aggregate of 9% of his/her salary for the plan year. Elective deferrals are subject to a government imposed limit in any one taxable year. For 1995, the limit was $9,240. The Company matches employee tax deferred contributions in varying percentages with a maximum of 3.5% of an employee's annual salary. Participant benefits are fully vested with respect to both employee contributions and the Company's matching contribution upon enrollment.

* At December 31, 1995 and 1994, the employee's interest in the Plan is represented primarily by five funds as follows:

1) The Basic Value Fund is to be invested primarily in equity securities.

2) The Retirement Preservation Trust is to be invested in guaranteed investment contracts and other instruments that are intended to produce income, with a relatively low risk of loss of principal. The average annual interest rate and the year-end interest crediting rate were 6.49% (1995) and 6.19% (1994).

3)  The Corporate Bond Fund is to be invested in long-term corporate bonds.

4) The Company Stock Fund is to be invested in Qualifying Employer Securities (as defined in the Trust Agreement) which are expected to consist principally of shares of common stock of the Company, for the purpose of allowing members to acquire a proprietary interest in the Company.

5) The Capital Fund is to be invested primarily in equity securities but at any given time may be invested in corporate bonds or money market securities.

* Each participant's account is credited with the participant's contributions and an allocation of the Company's contribution and Plan earnings, and charged with an allocation of administrative expenses. Allocations are based on participant earnings or account balances, as defined.

* The Plan provides for Plan loans to participants. The Plan restricts loans to a $500 minimum with varying interest rates and repayment period options as determined by provisions in the Plan document. The Plan Administrator may uniformly and in a nondiscriminatory manner restrict the number of outstanding loans per member.

* Employees will be entitled to the full value of their accrued benefits upon termination of employment, retirement due to disability or the attainment of age 55 or death. At the election of the member, payment is to be made in either a single lump sum cash payment or in annual or more frequent installments over a period not exceeding ten years.

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

4.   INVESTMENTS

The following represents the balance of investments representing 5% or more of the Plan's net assets:

                                    1995             1994

   Basic Value Fund             $ 1,087,856      $   627,479
   Retirement Preservation Fund   4,824,231        4,510,202
   Corporate Bond Fund              318,790          193,425
   QMS Company Stock Fund         1,530,437        1,673,478
   Capital Fund                   6,736,999        5,535,746
   Loans to participants          1,100,618        1,121,500
                                -----------      -----------

         Total                  $15,598,931      $13,661,830
                                ===========      ===========


5.   NET ASSETS AVAILABLE FOR BENEFITS

Net assets available for benefits included benefits of $5,613,338 (1995) and $1,885,045 (1994) due to participants who are no longer active participants in the Plan.

6.   PARTY-IN-INTEREST TRANSACTIONS

Party-in-interest investments held by the Plan included $340,097 (1995) and $196,879 (1994) shares of the Company's common stock with a fair value of approximately $1,530,437 and $1,673,478, respectively.

7.   TAX STATUS

The Plan obtained its latest determination letter on June 7, 1995, in which the Internal Revenue Service stated that the Plan, as designed, was in compliance with the applicable requirements of the Internal Revenue Code. Therefore, no provision for income taxes has been included in the Plan's financial statements.


QMS, INC. CASH OR DEFERRED RETIREMENT PLAN

ITEM 27a - SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
DECEMBER  31, 1995

   Column A           Column B                         Column C                         Column D            Column E
                                              Description of Investment,
                 Identity of Issue,            including Maturity Date,
                 Borrower, Lessor,          Rate of Interest, Collateral,                                    Current
                  or Similar Party              Par or Maturity Value                     Cost                Value

        *        Merrill Lynch             Merrill Lynch Retirement
                                           Preservation Trust                            $4,824,231          $4,824,231

        *        Merrill Lynch             Merrill Lynch Corporate
                                           Bond Fund Investment
                                           Grade Class A -
                                           26,924.8029 units                                306,351             318,790

        *        Merrill Lynch             Merrill Lynch Capital
                                           Fund Class A Equity
                                           Fund - 220,523.7096
                                           units                                          6,305,733           6,736,999

        *        Merrill Lynch             Merrill Lynch Basic
                                           Value Fund Class A
                                           - 38,426.5678 units                              959,375           1,087,856

        *        QMS, Inc.                 QMS, Inc. 340,097
                                           shares - $.01 par                              2,637,143           1,530,437

        *        QMS, Inc. Cash            Participant loans, interest
                 or Deferred               rates ranging from 6%
                 Retirement                to 9%; maturing from
                 Plan                      January, 1996 to
                                           March, 2004                                    1,100,618           1,100,618
                                                                                        -----------         -----------


                                                                                        $16,133,451         $15,598,931
                                                                                        ===========         ===========

        *        Party-in-interest.



QMS, INC. CASH OR DEFERRED RETIREMENT PLAN

ITEM 27d - SCHEDULE OF REPORTABLE TRANSACTIONS
FOR THE YEAR ENDED DECEMBER 31, 1995

SERIES OF TRANSACTIONS:

   Column A                       Column B                      Column C             Column D              Column G
                                                                                                             Total
  Identity of                   Description                      Number               Number                Dollar
     Party                           of                            of                   of                 Value of
   Involved                        Asset                        Purchases              Sales               Purchases

Merrill Lynch             Merrill Lynch Capital
                          Fund Class A                              296                 371                 $2,367,216

Merrill Lynch             Merrill Lynch Basic
                          Value Fund Class A                        182                 136                    655,713

QMS, Inc.                 QMS, Inc. - Stock                         179                 108                  1,322,209

Merrill Lynch             Merrill Lynch Retirement
                          Preservation Trust                        451                 304                  1,871,950

(continued below)




QMS, INC. CASH OR DEFERRED RETIREMENT PLAN

ITEM 27d - SCHEDULE OF REPORTABLE TRANSACTIONS (Continued)
FOR THE YEAR ENDED DECEMBER 31, 1995

SERIES OF TRANSACTIONS:

   Column A                       Column B                                Column H                 Column I
                                                                           Total                      Net
  Identity of                   Description                                Dollar                    Gain
     Party                           of                                   Value of                    or
   Involved                        Asset                                   Sales                    (Loss)

Merrill Lynch             Merrill Lynch Capital
                          Fund Class A                                    $2,170,278                 $48,998

Merrill Lynch             Merrill Lynch Basic
                          Value Fund Class A                                 386,510                  31,999

QMS, Inc.                 QMS, Inc. - Stock                                  447,055                (179,489)

Merrill Lynch             Merrill Lynch Retirement
                          Preservation Trust                               1,557,920                       0



INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statement No. 33-12063 of QMS, Inc. and subsidiaries on Form S-8 of our report dated June 17, 1996, appearing in this Annual Report on Form 11-K of QMS, Inc. Cash or Deferred Retirement Plan for the year ended December 31, 1995.

/s/ Deloitte & Touche LLP

Birmingham, Alabama
June 28, 1996