Form 10-Q
period 1996-06-28
QMS INC
filed 1996-08-09
CIK 710983

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   JUNE 28, 1996
                               ----------------------------------


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


       ONE MAGNUM PASS, MOBILE, AL                 36618
- -----------------------------------------------------------------

     (Address of principal executive offices)    (Zip Code)


                           (334) 633-4300
- -----------------------------------------------------------------

               (Registrant's telephone number, including area code)


                          NOT APPLICABLE
- -----------------------------------------------------------------

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



     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of the issuer's common stock, as of the latest practicable date
     10,680,215 AT JULY 26, 1996.
- ---------------------------------

- -------


                                                     QMS, INC. AND SUBSIDIARIES
                                                     ==========================

                                                               INDEX
                                                              -----


PART I - FINANCIAL INFORMATION                                                                   PAGE NUMBER
         ---------------------                                                                   -----------
  Item 1.  Financial Statements
     Condensed Consolidated Balance Sheets
       (unaudited) as of June 28, 1996 and
       September 29, 1995                                                                         3 - 4
     Condensed Consolidated Statements of Operations
       (unaudited) for the three and nine months ended
       June 28, 1996 and June 30, 1995                                                              5
     Condensed Consolidated Statements of Cash Flows
       (unaudited) for the nine months ended
       June 28, 1996 and June 30, 1995                                                              6
     Notes to Condensed Consolidated Financial Statements
       (unaudited)                                                                                7 - 8

  Item 2.  Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                                       9 - 12


PART II - OTHER INFORMATION                                                                        13
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

- --------

- -------
                                                     QMS, INC. AND SUBSIDIARIES
                                                     ==========================

                                                  PART I -  FINANCIAL INFORMATION
                                                   ITEM 1.  FINANCIAL STATEMENTS

                                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                             as of June 28, 1996 and September 29, 1995
                                                            (Unaudited)
                                                                                      June 28,           September 29,
in thousands                                                                            1996                 1995
- ------------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
    Cash and Cash Equivalents                                                      $       2,560         $       7,431
    Trade Receivables (less allowance for doubtful
      accounts of $377 at June 1996 and $546
      at September 1995)                                                                  25,746                37,721
    Notes Receivable                                                                       3,667                     0
    Inventories, Net (Note 3)                                                             32,031                47,482
    Other Current Assets                                                                   4,280                 7,066
                                                                                   -------------         -------------
    Total Current Assets                                                                  68,284                99,700

PROPERTY, PLANT AND EQUIPMENT                                                             61,802                69,205
    Less Accumulated Depreciation                                                         41,093                42,484
                                                                                   -------------         -------------
    Property, Plant and Equipment, Net                                                    20,709                26,721

OTHER ASSETS
    Note Receivable                                                                        2,333                     0
    Other, Net                                                                             9,885                 9,117
                                                                                   -------------         -------------
    Total Other Assets                                                                    12,218                 9,117
                                                                                   -------------         -------------
    TOTAL ASSETS                                                                   $     101,211         $     135,538
                                                                                   =============         =============
See Notes to Condensed Consolidated Financial Statements


                                                     QMS, INC. AND SUBSIDIARIES
                                                     ==========================

                                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                             as of June 28, 1996 and September 29, 1995
                                                             (Unaudited)


                                                                                      June 28,           September 29,
in thousands                                                                            1996                 1995
- ------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts Payable                                                               $      10,725         $      16,586
    Short-Term Bank Loans                                                                      0                 7,764
    Revolving Credit Loan and Short-Term Debt (Note 4)                                    19,050                 4,990
    Deferred Service Revenue - Current                                                    10,576                10,330
    Other                                                                                 10,090                24,519
                                                                                   -------------         -------------
      Total Current Liabilities                                                           50,441                64,189

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS                                                 551                25,630

DEFERRED INCOME TAXES                                                                      1,182                 1,162

OTHER LIABILITIES                                                                          2,571                 1,344

STOCKHOLDERS' EQUITY                                                                      46,466                43,213
                                                                                   -------------         -------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $     101,211         $     135,538
                                                                                   =============         =============

See Notes to Condensed Consolidated Financial Statements

- -------
                                                     QMS, INC. AND SUBSIDIARIES
                                                     ==========================

                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                For the Three and Nine Months Ended June 28, 1996 and June 30, 1995
                                                             (Unaudited)
                                                               Three Months Ended                 Nine Months Ended
                                                         -------------------------------    ---------------------------
                                                            June 28,         June 30,           June 28,      June 30,
in thousands, except per share amounts                        1996             1995               1996          1995
NET SALES
    Printers and Supplies                                $    29,663       $    54,660        $    88,320   $   176,322
    U.S. Service                                               8,555             8,038             24,645        23,548
                                                         -----------       -----------        -----------   -----------
        Total Net Sales                                       38,218            62,698            112,965       199,870
                                                         -----------       -----------        -----------   -----------
COST OF SALES
    Printers and Supplies                                     20,377            44,339             60,650       138,955
    U.S. Service                                               5,225             4,771             14,843        14,299
                                                         -----------       -----------        -----------   -----------
        Total Cost of Sales                                   25,602            49,110             75,493       153,254
                                                         -----------       -----------        -----------   -----------
GROSS PROFIT
    Printers and Supplies                                      9,286            10,321             27,670        37,367
    U.S. Service                                               3,330             3,267              9,802         9,249
                                                         -----------       -----------        -----------   -----------
        Total Gross Profit                                    12,616            13,588             37,472        46,616
                                                         -----------       -----------        -----------   -----------
OPERATING EXPENSES
    Selling, General and Administrative
        Expenses                                              11,041            21,597             32,895        64,886
    Restructuring Expense                                          0                 0                  0         2,685
                                                         -----------       -----------        -----------   -----------
        Total Operating Expenses                              11,041            21,597             32,895        67,571
                                                         -----------       -----------        -----------   -----------
OPERATING INCOME (LOSS)                                        1,575            (8,009)             4,577       (20,955)
                                                         -----------       ------------       -----------   ------------
OTHER INCOME (EXPENSE)
    Interest Income                                               91                73                261           113
    Interest Expense                                            (410)           (1,067)            (1,435)       (3,059)
    Miscellaneous Expense                                       (123)             (503)              (594)          (16)
                                                         ------------      ------------       ------------  ------------
        Total Other Expense - Net                               (442)           (1,497)            (1,768)       (2,962)
                                                         ------------      ------------       ------------  ------------
INCOME (LOSS) BEFORE INCOME TAXES                              1,133            (9,506)             2,809       (23,917)

INCOME TAX BENEFIT                                              (488)              (28)              (488)            0
                                                         ------------      ------------       ------------  -----------
NET INCOME (LOSS)                                        $     1,621       $    (9,478)       $     3,297   $   (23,917)
                                                         ===========       ============       ===========   ============

EARNINGS (LOSS) PER COMMON SHARE (Note 2)
    Primary and Fully Diluted                            $      0.15       $     (0.89)       $     0.31    $     (2.24)

SHARES USED IN PER SHARE COMPUTATION (Note 2)
    Primary                                                   10,759            10,677             10,719        10,676
    Fully Diluted                                             10,759            10,677             10,758        10,676

See Notes to Condensed Consolidated Financial Statements

- -------
                                                     QMS, INC. AND SUBSIDIARIES
                                                     ==========================

                                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     For the Nine Months Ended June 28, 1996 and June 30, 1995
                                                             (Unaudited)

                                                                                       June 28,            June 30,
in thousands                                                                            1996                 1995
- ------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
   Net Income (Loss)                                                               $       3,297         $     (23,917)
   Adjustments to Reconcile Net Income (Loss) to Net Cash
      Provided by Operating Activities:
         Depreciation of Property, Plant and Equipment                                     4,051                 6,388
         Amortization of Capitalized and Deferred Software                                 3,237                 7,821
         Provision for Losses on Inventory                                                 6,872                10,380
         Provision for Restructuring Expense                                                   0                 2,685
         Other                                                                               105                   210
   Net Change in Assets and Liabilities that Provided
      (Used) Cash                                                                           (481)                  740
                                                                                   --------------        -------------
             Net Cash Provided by Operating Activities                                    17,081                 4,307

Cash Flows from Investing Activities:
   Purchase of Property, Plant and Equipment                                              (1,562)               (5,549)
   Additions to Notes Receivable                                                          (7,500)                    0
   Proceeds from Notes Receivable                                                          1,500                     0
   Additions to Capitalized and Deferred Software Costs                                   (5,173)               (6,597)
   Proceeds from Divestiture of Businesses                                                 9,300                     0
   Other                                                                                     310                   403
                                                                                   -------------         -------------
             Net Cash Used in Investing Activities                                        (3,125)              (11,743)

Cash Flows from Financing Activities:
   Proceeds from Debt and Capital Lease Obligations                                       12,955                 7,702
   Payments of Debt and Capital Lease Obligations                                        (23,974)               (4,407)
   Payments of Bank Loans                                                                 (7,764)                    0
   Other                                                                                     172                    11
                                                                                   -------------         -------------
             Net Cash Provided by (Used in)  Financing Activities                        (18,611)                3,306

Effect of Exchange Rate Changes on Cash                                                     (216)                2,252
                                                                                   --------------        -------------

Net Change in Cash and Cash Equivalents                                                   (4,871)               (1,878)
Cash and Cash Equivalents at Beginning of Period                                           7,431                 4,956
                                                                                   -------------         -------------

Cash and Cash Equivalents at End of Period                                         $       2,560         $       3,078
                                                                                   =============         =============

See Notes to Condensed Consolidated Financial Statements



                           QMS, INC. AND SUBSIDIARIES
                           ==========================

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   MANAGEMENT OPINION

  In the opinion of management, the condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of June 28, 1996, the results of operations for the three and nine months ended June 28, 1996 and June 30, 1995 and changes in cash flows for the nine months ended June 28, 1996 and June 30, 1995. All adjustments included in the condensed consolidated financial statements are of a normal recurring nature except amounts related to the restructuring reserves (see
  Note 6) and reclassification of the revolving credit loan and senior secured notes payable from long-term to short-term debt (see Note 4). The results of operations for the nine months ended June 28, 1996 are not necessarily indicative of the results to be expected for the fiscal year ending September 27, 1996.

2.   PER COMMON SHARE COMPUTATIONS

  Per share computations are based on the weighted average number of common shares outstanding during the period and the dilutive effect of the assumed exercise of stock options. This effect was not material for the three- and nine-month periods ending June 28, 1996 and June 30, 1995 and did not change the amounts of the primary and fully diluted earnings (loss) per common share.

3.   INVENTORIES

  Inventories at June 28, 1996 and September 29, 1995 are summarized as follows (in thousands):

                                            June 28,     September 29,
                                              1996            1995
                                           ------------     ---------
  Raw materials                            $   7,300        $11,709
  Work in process                              1,824          3,152
  Finished goods                              28,489         43,453
  Inventory reserve                           (5,582)       (10,832)
                                           ----------       --------
       Total                               $  32,031        $47,482
                                           =========        =======


4.   CLASSIFICATION OF REVOLVING CREDIT LOAN AND SENIOR SECURED NOTES PAYABLE

  The Company reclassified its revolving credit loan and the senior secured notes payable from long-term to short-term debt as of December 29, 1995 only to comply with FASB Emerging Issues Task Force Issue No. 95-22, "Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Arrangements That Include a Subjective Acceleration Clause and a Lock-Box Arrangement" which became effective in November 1995. The revolving credit agreement is for a four-year period and the Company was in full compliance with all the covenants of this agreement as of June 28, 1996.

5.   COMMITMENTS AND CONTINGENCIES

  As of June 28, 1996, the Company had a commitment of approximately $5.5 million to purchase print engines under purchase contracts.

  The Company was contingently liable for approximately $1.2 million as of June 28, 1996, the result of letters of credit issued in the normal course of business for the purchase of inventory.

6.   RESTRUCTURING RESERVES

  At September 29, 1995, the Company had reserves for restructuring charges and business divestitures totaling $10.1 million. During fiscal 1996, total net charges of $8.1 million were taken against these reserves leaving a balance of $2 million at June 28, 1996.

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


                           QMS, INC. AND SUBSIDIARIES
                           ==========================

                        PART I -  FINANCIAL INFORMATION
                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

- --------------------------------------------------------------------------------
RESULTS OF OPERATIONS
- ---------------------

Net income for the third quarter of fiscal 1996 was $1.6 million on net sales of $38.2 million and for the nine months ended June 28, 1996 was $3.3 million on net sales of $113 million. The 1996 results compare to a net loss of $9.5 million on net sales of $62.7 million for the third quarter of fiscal 1995 and a net loss of $23.9 million on net sales of $200 million for the nine months ended June 30, 1995.


                                 Table of Net Sales Comparisons for Key Channels of Distribution
                       -------------------------------------------------------------------------------------
                                    Third Quarter Ended                                   Nine Months Ended
                          -----------------------------------------         -----------------------------------------
                            June 28,      June 30,                            June 28,      June 30,
 (000's)                      1996          1995      Difference                1996          1995       Difference
 -------                  -----------   -----------  ------------           -----------   -----------   ------------
U.S. Direct               $    14,968   $   18,372    $   (3,404)           $    39,506    $   56,359    $ (16,853)
U.S. Service                    8,555        8,038           517                 24,645        23,548        1,097
U.S. Reseller                   3,503        2,596           907                 12,567        10,241        2,326
Europe                          4,478       21,487       (17,009)                15,704        68,938      (53,234)
Japan                           2,496        8,046        (5,550)                 7,796        24,160      (16,364)
Canada                          1,909        2,446          (537)                 7,333        10,820       (3,487)
QMS Circuits                      800          988          (188)                 2,646         2,973         (327)
All Other                       1,509          725           784                  2,768         2,831          (63)
                          --------------------------------------            ---------------------------------------
Total                     $    38,218   $   62,698    $  (24,480)           $   112,965    $  199,870    $ (86,905)
                          =======================================           =======================================


Net sales for the third quarter of fiscal 1996 declined by 39% from net sales for the third quarter of fiscal 1995 and by 43.5% in the nine-month comparison. The sales by key distribution channels in the third quarter of fiscal 1996 (the three months ended June 28, 1996) compared to the third quarter of fiscal 1995 (the three months ended June 30, 1995) and the nine-month periods ending on the same dates are shown in the table above. The principal reasons for the sales declines are the change in the methods of doing business in Europe and Japan and the sale of the color thermal transfer consumables business. The combined sales decline in the Europe and Japan sales channels represents $22.6 million, or 92.2%, of the total decline for the third quarter comparison, and $69.6 million, or 80.1%, of the total decline for the nine-month comparison. Sales of color thermal transfer consumables included in the third quarter of fiscal 1995 were $3.2 million and for the nine months ended June 30, 1995 were $10.3 million. As reported in the Company's 10-Q filing for the first quarter of fiscal 1996, the Company has completed the divestiture of its Europe and Japan business operations to management buy-out groups and established exclusive master distributor agreements with the new owners of these businesses to market QMS products in their respective geographic territories. The Company recognizes revenue on sales of components and controller boards to these master distributors and, additionally, commissions are earned by the Company on sales of QMS products by these master distributors. As a result, the amount of revenue recognized through these sales channels in fiscal 1996 is significantly lower than that recognized in fiscal 1995.

The U.S. direct channel is the Company's primary method of distribution for the higher end of the Company's product offerings to major corporate accounts and governmental agencies. Net sales in the direct channel for the three- and nine-month periods ending June 28, 1996 declined by 18.5% and 29.9%, respectively, compared to the same periods in fiscal 1995. The principal reasons for the sales declines are increased competition in this sales channel and the sale of the color thermal transfer consumables business, as discussed above. Sales of color thermal transfer consumables included in this channel were $2.1 million in the third quarter of fiscal 1995, representing 11.5% of the total decline, and for the nine months ended June 30, 1995 were $6.5 million, also representing 11.5% of the total decline. However, there was a 27% increase in the U.S. direct sales channel in the third quarter of fiscal 1996 compared to the second quarter of fiscal 1996. This increase reflects the impact of the introduction of the QMS(R) 2425 Print System, a 24 page-per-minute monochrome printer, into this channel at the end of the second quarter of fiscal 1996.

The Company introduced two new color laser print systems during the third quarter of fiscal 1996. The first of these print systems is the QMS magicolor(R) WX, which is a work group printer for Windows(R) 95 environments. With a list price of $3,999, the magicolor WX was introduced as the least expensive color laser printer available and is the only color laser printer to offer direct Windows 95 support without the need to translate data into PostScript(R), HP(R) PCL or HP-GL. The Company also introduced the QMS magicolor CX/40, a print system which features 1200 dpi photographic quality images, document control and network features. The introduction of these two new print systems, combined with the recent introduction of the QMS 2425 Print System as discussed above, should allow the Company to continue to compete effectively in the mid- to high-end print system market.

Overall, the Company's gross profit as a percentage of sales increased from 21.7% to 33% in the three-month comparison and from 23.3% to 33.2% in the nine-month comparison. The reasons for these improvements are a focus on higher margin products in the sales mix, including service and consumables, and reductions in manufacturing overhead costs that were achieved in fiscal 1996.

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

Selling, general and administrative expenses declined from $21.6 million in the third quarter of fiscal 1995 to $11 million in the third quarter of fiscal 1996 and from $67.6 million to $32.9 million in the nine-month comparison. These decreases of $10.6 million and $34.7 million in the three- and nine-month comparisons, respectively, are due, in part, to the elimination of expenses associated with the divested business operations in Europe and Japan, which were $6.7 million in the third quarter of fiscal 1995 and $19.4 million for the nine months ended June 30, 1995. The remainder of the decreases in selling, general and administrative expenses from fiscal 1995 compared to fiscal 1996 result from cost reductions and restructuring efforts implemented during the latter part of fiscal 1995. Net operating expenses, excluding restructuring charges, as a percentage of net sales decreased from 34.4% in the third quarter of fiscal 1995 to 28.9% in the third quarter of fiscal 1996 and also decreased from 32.5% to 29.1% in the nine-month comparison.

Total other expense for the third quarter of fiscal 1996 decreased 70.5%, from $1.5 million in the third quarter of fiscal 1995 to $0.4 million in the third quarter of fiscal 1996, and declined $1.2 million, or 40.3%, for the comparable nine-month periods. Interest expense decreased by $0.6 million in the third quarter of fiscal 1996 compared to the third quarter of fiscal 1995 and by $1.6 million in the nine-month comparison which was a direct result of the decrease in total non-trade debt from $38.4 million at September 29, 1995 to $19.6 million at June 28, 1996.

During the third quarter of fiscal 1996, the Company recognized a tax benefit of $488,000 from the carryback of its losses in Japan. This tax benefit resulted from the loss on the sale of its Japanese operations which was finalized in early fiscal 1996. Due to the availability of net operating loss carryforwards and income tax credits, the Company does not anticipate providing for any income tax expense during fiscal 1996.


FINANCIAL CONDITION
- -------------------

The decrease in cash and cash equivalents from $7.4 million at September 29, 1995 to $2.6 million at June 28, 1996 results from revised cash management processes that were implemented as part of the new credit facility with Foothill Capital Corporation ("Foothill"). This credit facility provides for a direct flow of the Company's cash receipts to Foothill and a simplified method of re-borrowing funds from Foothill to meet working capital requirements.

The decreases in trade accounts receivable of $12 million, in inventories of $15.5 million, in property, plant and equipment of $6 million, in trade accounts payable of $5.9 million, in short-term bank loans of $7.8 million, and in other current liabilities of $14.2 million at June 28, 1996 compared to September 29, 1995 are principally the result of the divestitures of the Company's European and Japanese operations.

The increases in notes receivable (current) of $3.7 million and note receivable (non-current) of $2.3 million at June 28, 1996 compared to September 29, 1995 represent balances of the notes due from the purchasers of the Company's business operations in Europe ($4 million) and Japan ($3.5 million). These notes are scheduled for repayment over periods of one and five years, respectively, and all payments are current as of June 28, 1996.


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

During the third quarter and first nine months of fiscal 1996, the Company's working capital and capital expenditure requirements came principally from operations and borrowings under the new credit facility with Foothill. Proceeds from the divestiture of the Company's business operations in Europe and Japan were used to pay down the Company's short- and long-term debt obligations. The Company's net working capital as of June 28, 1996 was $17.8 million compared to $35.5 million at September 29, 1995. This reduction is principally due to the disposition of the European and Japanese operations, the change in the Company's cash management processes under the Foothill credit facility and the reclassification of the revolving credit loan and senior secured notes payable from long-term to short-term debt, as discussed below.

At June 28, 1996, borrowings under the Foothill credit facility were $13.8 million and borrowing capacity under this credit facility totaled $15.5 million, plus the availability of a $5 million term loan. During the third quarter of fiscal 1996, the Company amended the Foothill credit agreement to extend the terms of the agreement from three years to four years. In addition, the availability of the optional $5 million term loan was extended from May 15, 1996 to December 15, 1996. (See Item 6 for a copy of this amendment.) The Company was in compliance with all of the Foothill debt covenants at June 28, 1996.

At June 28, 1996, the Company was not in compliance with certain covenants contained in the 6.15% senior secured notes payable and, accordingly, this obligation is classified as short-term debt. Although the Company has not received a waiver of the non-compliance, the holder of the senior secured notes has not taken steps to accelerate repayment of this debt and, in management's opinion, the status of this debt is unlikely to change. The Company has adequate borrowing capacity available as a term loan under the Foothill credit facility to repay the senior secured notes in the unlikely event that repayment of these notes is accelerated.

In November 1995, the FASB Emerging Issues Task Force released Issue No. 95-22, "Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Arrangements That Include a Subjective Acceleration Clause and a Lock-Box Arrangement" which required the Company to reclassify its revolving credit loan from long-term to short-term debt.

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


                           QMS, INC. AND SUBSIDIARIES
                           ==========================

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
- --------------------------

The Company is a defendant in several cases in the normal course of business. Management is of the opinion that the ultimate resolution of these cases, either individually or collectively, will not materially affect the Company's financial position or results of operations.


ITEM 2.  CHANGES IN SECURITIES - None.
- ------------------------------


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
- ----------------------------------------


(a) At June 28, 1996, the Company was not in compliance with certain covenants contained in the 6.15% senior secured notes payable. Covenant violations include noncompliance with minimum net income requirements and interest coverage. Although the Company has not received a waiver of the noncompliance, the holder of the senior secured notes has not taken steps to accelerate repayment of this debt and, in management's opinion, the status of this debt is unlikely to change. The Company has adequate borrowing capacity available as a term loan under the Foothill credit facility to repay the senior secured notes in the unlikely event that repayment of these notes is accelerated. The Foothill credit facility is a four-year agreement and the Company was in full compliance with all of the covenants in this agreement as of June 28, 1996.

(b)  None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  - None.
- ------------------------------------------------------------


ITEM 5.  OTHER INFORMATION - None.
- --------------------------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- -----------------------------------------


(a)  Exhibits:

   Exhibit
   Number        Description
   ------        -----------


     10(r)(xi)   Amendment Number One dated December 4, 1995 to the Loan and
                 Security Agreement dated November 7, 1995(1)

     10(r)(xii)  Amendment Number Two dated February 7, 1996 to the Loan and
                 Security Agreement dated November 7, 1995(1)

     10(r)(xiii) Amendment Number Three dated July 31, 1996 to the Loan and
                 Security Agreement dated November 7, 1995(1)

     27          Financial Data Schedule

(b)  Reports:  None.

- ---------------------
(1)   Incorporated herein by reference to exhibits in Registrant's
      Form 8-K filed on November 21, 1995 (Commission File No. 1-9348).

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





                                                           QMS, INC.
                                                           (Registrant)





Date:      August 9, 1996                                   /s/ Gerald G. Roenker
      -----------------------------                        ----------------------------------------------

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
