Form 10-K
period 1996-09-27
QMS INC
filed 1996-12-23
CIK 710983

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K
(Mark One)

/X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
  ACT OF 1934.  [FEE REQUIRED]
  FOR THE FISCAL YEAR ENDED SEPTEMBER 27, 1996.

                                       OR

/  / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE ACT OF 1934.  [NO FEE REQUIRED]
  FOR THE TRANSITION PERIOD FROM                   TO                .
                                   ---------------    --------------

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


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.      XX
                               --------


AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF NOVEMBER 25, 1996; APPROXIMATELY $57,382,965.


NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF NOVEMBER 25, 1996:
10,695,665

                      DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR ITS ANNUAL MEETING OF STOCKHOLDERS TO BE HELD JANUARY 21, 1997 ARE INCORPORATED BY REFERENCE INTO
PART III.
-------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS.
------------------

General
-------
     The Registrant designs and manufactures intelligent controllers which enhance the graphics capabilities and performance of computer printing and imaging systems. The Registrant incorporates its controllers, which consist of software implemented on printed circuit boards, into computer printing and imaging systems which it markets, sells, and supports. The Registrant also markets its controllers separately for incorporation into products marketed by others and offers service support for non-QMS manufactured products.

     The Registrant was incorporated under the laws of the State of Alabama in 1977 and reincorporated as a Delaware corporation in 1982. Its principal executive offices are located at One Magnum Pass, Mobile, Alabama 36618,
(334)633-4300.

Products1
--------
     The Registrant's principal products are intelligent, nonimpact print systems consisting of purchased print engines, proprietary hardware and software, proprietary intelligent printer-to-computer interfaces, and other components. The Registrant also designs, markets, and supports intelligent raster image processors implemented as either proprietary software or hardware; proprietary intelligent printer-to-computer interfaces to enable printers marketed by others to perform specialized publishing applications; intelligent processors with proprietary hardware, software, and intelligent printer-to-computer interfaces to enable impact printers marketed by others to produce graphics such as labels and bar codes used in the automatic identification market segment; and intelligent processors with proprietary hardware, software, and intelligent interfaces to perform specialized office functions including
printing, copying, and scanning.   The Registrant also offers integration
services utilizing products from several image partners that provide process re-engineering, document storage, and document retrieval.

     The majority of the Registrant's products support the functionality of Adobe Systems Incorporated's PostScript(TM) page-description language and Hewlett-Packard's PCL(R) page-description language. The Registrant offers products with PostScript Level 1 from Adobe as well as products with
________________
1  The following trademarks and registered trademarks of the Registrant are used herein: UltraScript(TM), QFORM(TM), CrownAdmin(TM), Crown(R), QMS(R), CrownNet(TM), ImageServer(R), magicolor(R), and ColorScript(R). PostScript(TM) is a trademark of Adobe Systems Incorporated, which may be registered in certain jurisdictions. PCL(R) is a registered trademark of Hewlett-Packard Company. MacIntosh(R) is a registered trademark of Apple Computer, Inc. IBM(R) is a registered trademark of International Business Machines Corporation. NetWare(R) is a registered trademark of Novell, Inc. Xerox(R) is a registered trademark of Xerox Corporation. DEC(R) is a registered trademark of Digital Equipment Corporation. NEC(R) is a registered trademark of NEC Technologies. Windows(R) is a registered trademark of Microsoft Corporation.
________________

UltraScript(TM), a QMS-developed PostScript interpreter that is compatible with Adobe's PostScript Levels 1 and 2. All but a small number of products that support UltraScript also support the QMS-developed PCL5 page-description language.

     The nonimpact printing products marketed by the Registrant address the printing needs of customers in electronic publishing, general business, automatic identification, scientific, and engineering environments. The Registrant's nonimpact printing products include both color and monochrome printer systems with a variety of speeds, paper-handling, and performance characteristics.

     The Registrant's intelligent processor products are used in impact printers for interfacing and industrial graphics applications and in nonimpact printers for electronic publishing and document-processing applications.

     The Registrant also markets accessories, add-ons, and software for use with its nonimpact printing systems and offers spare parts, fonts, consumables, maintenance services, and other support for its products as well as for non-QMS manufactured products.

     During fiscal 1996, the Registrant enhanced its product line by releasing a number of enabling products consisting of (but not limited to): QFORM(TM), a software package that allows QMS(R) laser printers to replace line printers in classic information systems forms-based operations, and an enhanced version of CrownAdmin(TM), a software tool allowing management of networked QMS printers from a central point and a high performance PostScript Level II printer driver for both PC and MacIntosh(R) compatibility.

     The majority of the Registrant's new product offerings during fiscal 1996 were based on the Registrant's Crown(R) advanced document-processing technology, which provides a combination of high-performance capabilities. RISC (Reduced Instruction Set Computing) processors, support for multiple page description languages, simultaneously active computer and network interfaces (SIO), and the ability to differentiate the resident languages supported by a product and switch between them without user intervention (ESP) are among the features Crown technology provides.

     During fiscal 1996, the Registrant introduced a number of print systems with capabilities to support simultaneous network connectivity to multiple protocol stacks. This capability, called QMS CrownNet(TM), is a line of adapter cards and software which enhances the entire Crown product line with additional connectivity in the IBM(R) OS/2 marketplace and significantly enhances its support in the Novell NetWare(R) arena. It also provides superior performance to several other network options.

     The Registrant also added third-party interface options to its already significant connectivity capabilities. These interface options provide additional connectivity for the Registrant's printers into IBM and Xerox(R) proprietary environments. In addition, the Registrant released its own interface specifically for DEC(R) proprietary environments, allowing it to offer the broadest range of printers for that market.

     During fiscal 1996, the Registrant extended its product line by releasing several new products including (but not limited to) the QMS 2425 printer series, top-level QMS ImageServer(R) printers, and new versions of its QMS magicolor(R) color laser printer family.

     With the introduction of the QMS 2425, the Registrant became the first printer manufacturer to use a new ultra-fast processing chip from NEC(R). The QMS 2425 printer series, a replacement line for the Registrant's 17 page-per-minute ("ppm") printer, includes a model for basic office use and a full-featured version for more intensive network demands. These models offer up to 1200 dots per inch ("dpi") resolution, extremely fast processing, and advanced paper-handling options.

     With the QMS magicolor WX introduction, the Registrant debuted the first of a line of printer models aimed solely at the Windows(R) 95 market. The low-cost QMS magicolor WX color laser printer is especially designed to leverage the printing capabilities inherent to the Windows 95 operating system.

     In addition to the QMS magicolor WX, the Registrant also released new models for its next-generation QMS magicolor CX color laser printer line. The new printers offer varying memory configurations targeting different market segments and feature increased printing resolution (1200 dpi) capabilities.

     The Registrant's most recent product offerings include the QMS 2060 printer series and the QMS ColorScript(R) 460 and 480 dye sublimation color printers. The 20 ppm QMS 2060 monochrome printer series (introduced in October 1996) features five models, including a unit for the Windows 95 market and one with ImageServer software resident. The QMS ColorScript 460 and 480 color printers (introduced in November 1996) provide outstanding photorealistic image quality and are targeted for the pre-press and graphic arts markets.

     Most of the Registrant's products provide high-resolution (600x600, 1200x600, and 1200x1200 dpi), large format laser printing (monochrome and/or color), advanced document-handling features, optional network connectivity, or a combination of these features.

SALES AND MARKETING
-------------------
     The market for the Registrant's products is related to the market for computer systems generally. Current end users of the Registrant's products include many Fortune 500 companies, governmental agencies, and educational institutions. In the United States, the Registrant sells its products primarily through its direct sales channel and through resellers including national and regional distributors and computer dealers.

     As of September 27, 1996, the Registrant operated direct sales offices in 21 cities in 18 states.

     During fiscal 1996, a wholly owned subsidiary of the Registrant operated in Canada. The Registrant, either directly or through its international network, markets its products in approximately 18 countries outside of the United States. The Registrant sold its subsidiaries in Europe and Australia, and also sold the assets of its subsidiary in Japan, at the beginning of fiscal 1996. The Registrant signed master distributor agreements with the purchasers so that the Registrant's products will continue to be marketed in these countries.

     The Registrant's 10 largest customers accounted for an aggregate of approximately 17.6% of total net sales during fiscal 1996. Sales to QMS Europe BV represented 13.4% of consolidated revenues for fiscal 1996.

     The Registrant's products are advertised in the United States and international markets and exhibited at industry trade shows in the United States and internationally under the Registrant's name and under the names of its wholly owned subsidiaries. The Registrant also provides field sales support, including training for customers and resellers, trade show exhibits, sales training, and assistance to sales representatives to facilitate sales. The Registrant believes that this support has been well received by its customers and sales organizations and has assisted the Registrant in the introduction of new products.

INTERNATIONAL OPERATIONS
------------------------
     In fiscal 1994, 1995, and 1996, international sales totaled $135,532,000, $132,130,000, and $40,084,000, respectively, representing approximately 46%, 51%, and 27%, respectively, of the Registrant's net sales. The Registrant derives its international sales primarily from Europe, Japan, and Canada. To a lesser degree, international sales have been generated in various countries in Central and South America. The Registrant generally invoices customers in their local currency and, therefore, is exposed to currency translation risks.

     In terms of the cost of goods sold of components used in the Registrant's products, the Registrant purchases a substantial majority of such components abroad, primarily from Japanese companies. Accordingly, the cost of such components may increase as the value of the United States dollar depreciates relative to the currency of the source country.

     The financial statements of the Registrant's foreign subsidiary are affected by foreign currency fluctuations. For financial information regarding the Registrant's foreign and domestic operations and export sales, see Notes 1 and 15 of Notes to the Registrant's Consolidated Financial Statements under Item 8 (Financial Statements and Supplementary Data).

SERVICE, SUPPORT, AND WARRANTY
------------------------------
     The Registrant provides a high level of technical and software support and maintenance service and support to its end users directly and through distributors, resellers, and third-party service providers. A staff of engineers and technicians provides systems applications support, field service support, and customer training for the use and maintenance of the Registrant's products. In the United States, the Registrant provides technical hardware and software support and maintenance service from its home office in Mobile, Alabama, and from field offices located in 53 cities in 33 states. Technical support is provided via telephone and electronic bulletin boards while a national service organization provides choices of return to depot or factory, on site, and special contractual service. During fiscal 1996, the Registrant provided international technical service in Canada through its direct service organization as well as through certain authorized dealers.

     The Registrant warrants its products for a period of 90 days to 2 years from the date of shipment, depending on the product. The Registrant's annual warranty costs have not been significant relative to the Registrant's net sales.

COMPETITION
-----------
     Competition in the computer printing industry is extremely intense, and a number of the Registrant's competitors have far greater financial, technical, marketing, and manufacturing resources than the Registrant. Management believes that performance, reliability, versatility of features, product support, and price are the primary bases of competition in this market. Further, in some of its markets, the Registrant competes against noncomputerized means of labeling products, such as offset printing. The Registrant would be adversely affected if its competitors successfully marketed products that were technologically superior or significantly lower in price.

     The Registrant's intelligent print systems are positioned to compete in the low- and medium-speed, nonimpact page printer markets. Nonimpact laser printing competes with other technologies in the computer printer market, including inkjet, dye sublimation, ion disposition, magnetic, thermal, and impact printers. Companies whose nonimpact printers compete with the Registrant's include: Apple Computer, Inc.; Canon, Inc.; Digital Equipment Corporation; Hewlett-Packard Company; Lexmark International, Inc.; NEC Technologies, Inc.; Seiko Epson Corp.; Tektronix, Inc.; and Xerox Corporation. Many of these competitors are larger companies with greater financial resources than those of the Registrant.

MANUFACTURING AND QUALITY CONTROL
---------------------------------
     The Registrant assembles its intelligent processors by adding components to printed circuit boards manufactured according to its designs and specifications. Essentially, the Registrant manufactures its products by assembling components and subassemblies manufactured by others. The intelligent processors, which include electronic circuitry and software designed by the Registrant, are tested to ensure quality and consistency of production and design.

     Most of the parts, components, and subassemblies used in the Registrant's products are available to the Registrant from a variety of sources. When management determines that a particular supplier is sufficiently reliable, however, the Registrant generally chooses to rely on a single source for its requirements in order to ensure a sufficient supply to meet its needs. If the Registrant were required to change its sources of certain of those materials unexpectedly, the Registrant might be adversely affected during the time it would take to negotiate new arrangements with another vendor and to integrate those materials into its production process. See "Print Engines" below.

     During fiscal 1996, the Registrant performed manufacturing and assembly operations in Mobile, Alabama, and one of the Registrant's wholly owned subsidiaries manufactures printed circuit boards for the Registrant and for sale to third parties. This subsidiary has provided the Registrant with partial vertical integration in the production of printed circuit boards.

ORDER BACKLOG
-------------
     Only firm purchase orders are included in the Registrant's backlog. Backlog generally is deliverable within 12 months from the date of the purchase orders. As of September 29, 1995 and September 27, 1996, the backlog was $7,129,000 and $5,118,000, respectively. The Registrant expects to fill all of the September 27, 1996 backlog during fiscal 1997.

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

PRINT ENGINES
-------------
     The Registrant purchases print engines for its products from third-party manufacturers, including: Canon U.S.A., Inc.; Ricoh Company, Ltd.; Hitachi America, Ltd.; Fujitsu America, Inc.; Minolta Co., Ltd.; Mitsubishi Electronics America, Inc.; and Oce'-Nederland B.V. While other sources are available, the Registrant currently relies on these suppliers' abilities to make print engines available as needed by the Registrant. Some of these print engines are supplied to the Registrant pursuant to the terms of contracts entered into which specify prices to be paid for each print engine depending upon the annual volume of print engines purchased from that manufacturer. Certain of the Registrant's supply contracts with foreign manufacturing sources are subject to adjustment for exchange rate fluctuations.

     The Registrant believes that its requirements for print engines for fiscal 1997 will be adequately met under the terms of existing arrangements and those expected to be entered into in fiscal 1997. The Registrant has some flexibility to adjust delivery schedules and quantities as demand for specific print engines changes as a result of changes in product mix and customer demand. Although print engines are available from a variety of sources, most of the Registrant's print engines will be supplied by: Fujitsu America, Inc.; Hitachi America, Ltd.; Canon U.S.A., Inc.; and Minolta Co., Ltd. Consequently, disruption of the Registrant's contracts with these suppliers would adversely affect the Registrant during the time required to negotiate new arrangements with a different print engine supplier or suppliers and to bring the new product to market.

RESEARCH AND DEVELOPMENT
------------------------
     The Registrant's research and development program examines new technologies as they relate to current product offerings, develops new and improved applications for the Registrant's products, and provides insights into new directions for the Registrant's business.

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

     As of September 27, 1996, approximately 19.9% of the Registrant's employees were employed in its research and development department. During fiscal 1994, 1995, and 1996, the Registrant spent approximately $15,960,000, $16,932,000, and $14,968,000, respectively, for research and development and software costs and received no material customer-sponsored funding for research and development.
In fiscal years 1994, 1995, and 1996, approximately $7,056,000, $7,096,000, and
$6,766,000, respectively, of the software costs for those fiscal years were capitalized in accordance with Financial Accounting Standards (FAS) Statement No. 86.

PATENTS AND TRADEMARKS
----------------------
     The Registrant currently holds United States patents on certain of its products; however, most of the Registrant's revenue is derived from products for which there is no patent protection. Because of rapid technological changes in the computer industry in general, and in the electronic printing industry in particular, the Registrant does not believe that patents offer a significant degree of protection for most products and technological advances. The Registrant's strategy for maintaining its competitive position is to continue to emphasize product research and development, coupled with a high level of customer support.

     The Registrant has obtained registration of many of its trademarks, and has applications pending on others, in the United States and other countries.

ENVIRONMENTAL MATTERS
---------------------
     Management believes the Registrant is in compliance in all material respects with applicable federal, state, and local statutes and ordinances regulating the discharge of materials into the environment. Management does not believe the Registrant will be required to expend any material amounts in order to remain in compliance with these laws and regulations or that compliance will materially affect its capital expenditures, earnings, or competitive position.

EMPLOYEES
---------
     As of September 27, 1996, the Registrant employed 848 permanent employees in the United States. During fiscal 1996, the Registrant had one foreign operating subsidiary, QMS Canada, Inc., employing 38 permanent employees. QMS Canada, Inc. has sales and support organizations in Calgary, Montreal, Ottawa, Toronto, and Vancouver.

     Management believes that much of its future success depends on its ability to attract and retain skilled personnel. The Registrant has implemented a Cash or Deferred Retirement Plan and an Employee Stock Purchase Plan and maintains stock option plans for officers and key employees.

     The Registrant's employees are not subject to collective bargaining agreements, and there have been no work stoppages due to labor difficulties. Management of the Registrant believes that its relations with its employees are good.


ITEM 2.  PROPERTIES.
--------------------

     The Registrant's headquarters facilities cover an aggregate of 117,000 square feet, of which 50,000 square feet are used for product research and development. The Registrant's primary manufacturing and warehousing facility covers 152,000 square feet. Both of these facilities are located on 20 of the 77 acres owned by the Registrant in Mobile, Alabama.

     In Fort Walton Beach, Florida, one of the Registrant's subsidiaries owns and operates a 35,000 square foot facility on ten acres of land. During fiscal 1996, the Registrant and its other subsidiaries leased additional space in United States cities in which the Registrant operated sales and/or service offices, as well as in Canada. In San Jose, California, the Registrant conducts sales and service operations in a 13,295 square foot leased facility.

     The Registrant's properties are utilized approximately five and one-half days per week, with no significant underutilization of facilities. The Registrant believes that its owned and leased properties are sufficient for its current and foreseeable needs.


ITEM 3.  LEGAL PROCEEDINGS.
---------------------------

     The Registrant is a defendant in a case in the United States District Court for the Southern District of Alabama involving a former employee alleging violation of the plaintiff's civil rights and certain other acts of wrongful conduct. The Registrant is in the process of investigating the allegations and intends to file an answer denying all allegations of wrongful conduct in the complaint. The Registrant cannot predict the ultimate outcome of this case; however, it does not expect the resolution of this matter to materially affect the Registrant's financial condition or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

     None.


                                    PART II
                                    -------


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
-------------------------------------------------------------------------------

MARKET PRICE AND DIVIDEND INFORMATION

The Company's common stock is listed on the New York Stock Exchange under the ticker symbol "AQM." The table below sets forth the per share quarterly high and low closing prices of QMS common stock for the fiscal years ended September 27, 1996 and September 29, 1995. No cash dividends were declared in either of the last two fiscal years, and the Board of Directors has no present intention to pay cash dividends in the foreseeable future. The credit facility contains provisions which may restrict the payment of dividends. There were 1,561 holders of record of the Company's common stock at November 25, 1996.

                                                                     1996                                     1995
Fiscal Quarter                                          High                      Low              High                   Low
-------------------------------------------------------------------------------------------------------------------------------
First                                                    $5 1/8                  $3 1/4           $10 1/2                $7 7/8
Second                                                    6 1/4                   4 1/2             9 3/8                 5 1/4
Third                                                     6 3/4                   4 7/8             6 3/8                 5
Fourth                                                    6 3/8                   3 3/4             6 3/8                 4

--------


ITEM 6.  SELECTED FINANCIAL DATA.
---------------------------------

FIVE-YEAR SUMMARY - FINANCIAL AND OTHER DATA

For the fiscal years ended September 27, 1996, September 29, 1995,
September 30, 1994, October 1, 1993, and October 2, 1992

Dollars in thousands, except per share amounts           1996              1995            1994             1993           1992
                                                                        C>
-----------------------------------------------------------------------------------------------------------------------------------
Operating results
  Net sales                                           $   147,174       $  259,740      $  292,688       $ 297,380      $  260,691
  Cost of sales                                            99,151          210,032         196,538         201,804         168,431
  Marketing and selling expense                            25,216           47,066          48,812          48,702          42,816
  Research and development expense                          8,202            9,836           8,904           9,018          10,885
  General and administrative expense                        8,941           29,308          31,156          39,246          37,983
  Restructuring expense                                         0            8,364               0               0               0
                                                      ----------------------------------------------------------------------------
  Operating income (loss)                                   5,664          (44,866)          7,278          (1,390)            576
  Interest income                                             398              171              80             756             468
  Interest expense                                         (1,805)          (4,113)         (3,235)         (3,342)         (3,037)
  Divestitures of businesses                                    0            3,675               0               0               0
  Miscellaneous income (expense)                             (737)             847             (83)           (946)         (2,384)
                                                      -----------------------------------------------------------------------------
  Income (loss) before income taxes                         3,520          (44,286)          4,040          (4,922)         (4,377)
  Income tax provision (benefit)                             (733)               0           1,080          (1,526)         (1,444)
                                                      -----------------------------------------------------------------------------
    Net income (loss)                                 $     4,253       $  (44,286)     $    2,960       $  (3,396)     $   (2,933)
                                                      =============================================================================
Earnings (loss) per common share
  Primary and fully diluted                           $      0.40       $    (4.15)     $     0.28       $   (0.31)     $    (0.27)

Weighted average number of shares (in thousands)
used in computing earnings per share:
   Primary                                                 10,722           10,677          10,723          10,792          10,994
   Fully diluted                                           10,755           10,677          10,761          10,821          10,994

Balance sheet
  Total assets                                        $    91,718       $  135,538      $  182,023       $ 170,217      $  168,007
  Net working capital                                      17,735           35,511          79,390          78,359          73,961
  Term debt and bank loans                                 13,695           36,404          38,348          44,543          33,026
  Stockholders' equity                                     47,432           43,213          89,002          85,729          89,419

Other data
  Current ratio                                              1.44             1.55            2.44            2.82            2.59
  Gross profit margin                                       32.6%            19.1%            32.9%           32.1%           35.4%
  Net profit (loss) margin                                   2.9%           (17.1)%            1.0%           (1.1)%          (1.1)%
  Return on average stockholders' equity                     9.4%           (67.0)%            3.3%           (3.9)%          (3.1)%
  Persons employed at year end                                886           1,194            1,382           1,425           1,584

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
       OF OPERATIONS
       -------------

Fiscal Years 1996, 1995, and 1994 Compared
------------------------------------------

GENERAL

Fiscal 1996 marked a significant change in the operations of QMS and represented a turnaround year for the Company. Net income of $4.3 million on net sales of $147.2 million was achieved for fiscal 1996 compared to a net loss of $44.3 million in fiscal 1995 and net income of $3.0 million in fiscal 1994 on net sales of $259.7 million and $292.7 million, respectively. The fiscal 1996 results validated the effectiveness of business strategies implemented at the beginning of the year and should position the Company for continued revenue and earnings growth and improved stockholder value.

The first element of the Company's fiscal 1996 strategy was to refinance its short- and long-term debt. During the first quarter, the Company completed the transactions associated with the divestiture of its operations in Europe, Australia, and Japan. The proceeds from the international restructuring were used to reduce overall debt levels and allowed the Company to enter into an agreement with Foothill Capital Corporation which provides the Company with up to $30.0 million through a four-year credit facility. The proceeds from this new credit facility were used to repay in full all amounts owed by the Company under its previous revolving credit agreement and also to repay portions of other long-term debt that existed at the end of fiscal 1995.

Although the divested subsidiary operations are no longer reflected in the consolidated financial statements of the Company, QMS recognizes substantial benefits from the ongoing relationships with the new owners of these operations. Agreements are in place whereby the Company sells printer controllers and components at cost to these international distributors and then receives a commission from their sales of QMS products. As a result, the Company realizes an income stream from these international operations without the burden of carrying their fixed costs.

The second phase of the Company's strategy for fiscal 1996 was to reduce overall costs and bring them in line with revenues. This was accomplished through several avenues including divestitures, reductions in work force, restructuring employee benefit programs, executive salary reductions, and aggressive cost management. Total operating expenses for fiscal 1996 decreased to $42.4 million, or 28.8% of net sales, compared to $94.6 million, or 36.4% of net sales, in fiscal 1995 ($86.2 million, or 33.2% of net sales, excluding restructuring charges) and $88.9 million, or 30.4% of net sales, in fiscal 1994. With this reduced cost structure in place, the Company was able to achieve profitability based on significantly lower revenues in fiscal 1996 compared to fiscal years 1995 and 1994.

The third part of the Company's strategy for fiscal 1996 was to return the Company to sustainable revenue and earnings growth. Achievement of this goal was demonstrated by the Company reporting net income during all four quarters of fiscal 1996. In addition, the Company introduced several significant new products during fiscal 1996, including the QMS(R) 2425 print system, a 24-page-per-minute monochrome printer with an available copier option; the QMS magicolor(R) WX, a color laser workgroup printer for Windows(R) 95 environments; and the QMS magicolor CX/40, a color laser printer which delivers 1200 dpi photographic quality images, document control, and network features. In October 1996, the Company introduced the QMS 2060 Hammerhead(R), a 20-page-per-minute monochrome printer with graphic arts capabilities. These new products, combined with a new sales and marketing management team which was brought on board beginning in the fourth quarter of fiscal 1996, should allow the Company to effectively compete in domestic and international markets.

With a lowered cost structure in place, adequate borrowing capacity available under the Foothill credit facility, and the above new product introductions, as well as the implementation of strategies for entering the graphic arts and digital imaging markets, the Company's strategic plan for fiscal 1997 is to continue innovative product introductions, concentrate on business fundamentals (including further reductions of debt and operating expenses), focus on core competencies, and enter into and grow new markets and businesses. The net result of this plan is to improve stockholder value.

NET SALES

TABLE OF NET SALES COMPARISONS FOR KEY CHANNELS
                                                                                                YEAR-TO-YEAR
                                                  NET SALES                               INCREASES/(DECREASES)
                                -----------------------------------------------          ------------------------------
IN THOUSANDS                         1996             1995              1994                  1996             1995
-------------------------------------------------------------------------------          ------------------------------
-----------------------------------------------------------------------------------------------------------------------
      U.S. DIRECT                   $53,113           $73,047          $85,835              $(19,934)         $(12,788)
      U.S. SERVICE                   33,126            31,564           28,393                 1,562             3,171
      U.S. RESELLER                  15,171            15,162           33,374                     9           (18,212)
      EUROPE/AUSTRALIA               19,792            88,391           86,009               (68,599)            2,382
      JAPAN                           9,220            30,876           31,743               (21,656)             (867)
      QMS CANADA                      8,734            12,860           18,187                (4,126)           (5,327)
      QMS CIRCUITS                    3,289             3,851            3,438                  (562)              413
      ALL OTHER                       4,729             3,989            5,709                   740            (1,720)
                                ----------------------------------------------           ------------------------------
           TOTAL                   $147,174          $259,740         $292,688             $(112,566)         $(32,948)
                                ==============================================           ==============================

Total sales declined by $112.6 million, or 43.3%, during fiscal 1996 compared to a decline of $32.9 million, or 11.3%, during fiscal 1995. The primary reason for the significant decline in total sales in fiscal 1996 is that sales of $119.3 million during fiscal 1995 attributable to divested subsidiaries and sales of $12.7 million during fiscal 1995 relating to the color thermal transfer consumables business which was sold at the end of fiscal 1995 were no longer available to the Company in fiscal 1996.

The U.S. direct sales channel sells the higher end of the Company's product offerings and consumables to major corporate accounts. Generally, product gross margins and the cost of distribution are higher in this channel than in the reseller channel. During fiscal 1996, the U.S. direct sales operations resulted in a net sales decrease of 27.3%, which compares to a net sales decrease of 14.9% during fiscal 1995. During fiscal 1995, $8.2 million, or 11.3%, of net sales in this channel was attributable to sales of color thermal transfer consumables which are no longer available to the Company. Excluding this effect, the net sales decline during fiscal 1996 would have been 18.1%.
Turnover in sales and marketing personnel during fiscal 1995 and the first nine months of fiscal 1996 contributed to the sales declines in both years. The Company has addressed this issue with the addition of a new sales and marketing management team which joined the Company beginning in the fourth quarter of fiscal 1996. The principal members of this new management team have extensive experience in the non-impact printing and digital imaging industry, several of whom were previously employed by the Company and have rejoined QMS bringing knowledge of QMS products, markets, and distribution channels. Revenue improvements in the direct sales channel are anticipated with this new sales and marketing team in place combined with an emphasis in introducing new high-end, value-added products into this market, such as the QMS magicolor CX/40 and the QMS 2425 EX print systems, which were introduced during fiscal 1996, and the recent introduction of the QMS 2060 Hammerhead printer, which facilitates the Company's penetration into the graphic arts market.

The U.S. service channel supports the sale of QMS products through a nationwide field service organization. Service contracts are generally written for the higher end of the Company's product offerings, which are sold through the U.S. direct sales channel; however, in addition to QMS products, the service organization services products sold by other manufacturers. The U.S. service business realized a net sales gain of 4.9% in fiscal 1996 compared to a gain of 11.2% in fiscal 1995. This decrease in year-to-year improvement is directly related to the sales decline in the U.S. direct sales channel from fiscal 1995 to 1996; however, the decline resulting from that channel was more than offset by increases in service revenues from non-QMS manufactured products.

The U.S. reseller channel is responsible for attracting and qualifying resellers of the lower end of the Company's product line. Generally, gross margins and distribution costs are lower in this sales channel than in the direct sales channel. The U.S. reseller channel net sales for fiscal 1996 increased only slightly from fiscal 1995 and declined nearly 54.6% for fiscal 1995 from fiscal 1994. During fiscal 1995, $2.2 million, or 14.4%, of net sales in this channel was attributable to sales of color thermal transfer consumables which are no longer available to the Company. Excluding the effect of these revenues, reseller sales would have increased during fiscal 1996 by 16.9%. During fiscal 1995, sales volumes in this channel declined because of the turnover in sales and marketing management (as discussed above) and extreme competitive pressures.

QMS Europe BV and QMS Australia Pty Ltd. were sold to Jalak Investment BV, effective the beginning of fiscal 1996. The Company continues to sell controller boards and components to the new owner of these businesses at cost and then realizes a commission on their sales of QMS products to third parties. As a result of this change in business operations, net sales through these channels are significantly lower in fiscal 1996, with sales to the new QMS Europe BV of $19.8 million, compared to sales of $88.4 million and $86.0 million by the wholly owned subsidiaries QMS Europe BV and QMS Australia Pty Ltd. in fiscal years 1995 and 1994, respectively. Although the net third-party sales of QMS Europe BV and QMS Australia Pty Ltd. are no longer included in the consolidated financial statements, the entire operating expense structure of these businesses has also been eliminated.

The assets of QMS Japan KK were divested at the beginning of fiscal 1996. The Company continues to sell controller boards and components to the new owner of the business at cost and then realizes a commission on their sales of QMS products to third parties. For the same reasons described above for QMS Europe/Australia, there are significantly lower net sales through this channel in fiscal 1996, with sales to the new QMS Japan KK of $9.2 million, compared to sales of $30.1 million and $31.7 million by the wholly owned subsidiary QMS Japan in fiscal years 1995 and 1994, respectively.

QMS Canada, Inc., a wholly owned subsidiary with principal operations in Toronto and Montreal, sells the entire line of Company products, including service and accessories, directly to end users and through resellers. Net sales for QMS Canada declined by 32.1% in fiscal 1996 and by 29.3% in fiscal 1995. During fiscal 1996, $1.6 million, or 12.1%, of net sales for QMS Canada was attributable to sales of color thermal transfer consumables which are no longer available to the Company. Excluding the effect of these revenues, the net sales decline in fiscal 1996 would have been 22.8%. Other reasons for the sales declines in fiscal years 1996 and 1995 are the same as noted for the U.S. direct channel, as discussed above.

QMS Circuits, Inc., a wholly owned subsidiary based in Fort Walton Beach, Florida, manufactures and markets printed circuit boards for the Company and for third-party sales. During fiscal years 1996, 1995, and 1994, the Company also sold Magnum(R) controller boards, controller-level products to original equipment manufacturers, and printer products into Latin America.


GROSS PROFIT

Gross profit dollars decreased by 3.4% in fiscal 1996, principally due to the lower sales volumes as previously discussed; however, as a percentage of net sales, gross profit increased to 32.6% in fiscal 1996 from 19.1% in fiscal 1995 (or 26.1% excluding the effect of special charges totaling $18.1 million).
Gross profit dollars in fiscal 1995 included $5.5 million attributable to the color thermal transfer consumables business for which the revenues are no longer available to the Company. Excluding the effect of these revenues, gross profit dollars would have increased by 8.7% during fiscal 1996. This improvement reflects a change in the product mix to an increased percentage of high-margin service and consumables revenues and also the effects of manufacturing cost improvements that were implemented in fiscal 1996. The significant decline in gross profit dollars in fiscal 1995 is comprised of three main components: (1) special charges totaling $18.1 million related to inventory obsolescence and write-off of certain software costs, (2) significant volume declines in the U.S. direct and U.S. reseller channels, and (3) volume decreases in QMS Japan and QMS Canada.


OPERATING EXPENSES

Total operating expenses declined by $52.2 million, or 55.2%, in fiscal 1996 compared to fiscal 1995 ($43.9 million, or 50.9%, excluding restructuring charges) and as a percentage of net sales declined to 28.8% from 36.4% (33.2% excluding restructuring charges) for the same periods. These improvements are a direct result of eliminating the operating expense structure of the divested business operations and the effective cost reduction measures which were implemented as part of the restructuring which began during fiscal 1995 and continued throughout fiscal 1996. During fiscal 1995, operating expenses increased $5.7 million, or 6.4%. Excluding restructuring charges, operating expenses decreased by $2.7 million but, as a percentage of net sales, increased from 30.4% in fiscal 1994 to 33.2% in fiscal 1995.

Research and development expenses decreased by 16.6% in fiscal 1996 compared to an increase of 10.5% in fiscal 1995. The decrease in fiscal 1996 is the result of aggressive expense management and cost controls. Capitalized software costs totaled $6.8 million, $7.1 million, and $7.1 million in fiscal years 1996, 1995, and 1994, respectively. Management believes that investment in product research and development is critical to the Company's growth and competitive position in the marketplace and is directly related to the continued timely development of new, innovative, and value-added products.


OTHER INCOME (EXPENSE)

Interest expense decreased 56.1% in fiscal 1996 compared to a 27.1% increase in fiscal 1995. The reduction in fiscal 1996 is directly related to the overall reduction in short- and long-term debt of $22.8 million, or 61.3%, during fiscal 1996. The increase in fiscal 1995 was the result of higher borrowing needs because of the operating losses that were experienced. Interest income increased 132.7% in fiscal 1996 and is attributable to interest earned on the notes receivable from QMS Europe BV and QMS Japan KK. In fiscal 1995, a net gain of $3.7 million was recognized from the divestiture of businesses, principally the result of the sale of a portion of the color thermal transfer consumables business. Miscellaneous income (expense) for fiscal 1996 included a net loss on foreign currency transactions of $0.1 million and for fiscal 1995 included a gain on the sale of the Company aircraft of approximately $0.5 million and a gain on foreign currency transactions of $0.4 million.

The Company did not enter into any material foreign exchange contracts during fiscal years 1996, 1995, or 1994.


INCOME TAXES

For fiscal 1996, a benefit of 20.8% of pretax income was recognized. This benefit resulted from the carryback of losses in Japan relating to the divestiture of business operations in that country. No benefit or provision for income taxes was recognized for fiscal 1995, and a provision of 26.7% of pretax income was recognized for fiscal 1994.

At September 27, 1996, the Company had domestic operating loss carryovers and general business credit carryovers of approximately $33.0 million and $1.7 million, respectively, which expire in periods ranging from 2002 to 2011. (See
Note 14.)

Recent audits by tax authorities in Japan, the Netherlands, Canada, and the United States were all resolved with no adverse tax consequences. Fiscal years 1993 and forward are still subject to review.


FACTORS WHICH MAY AFFECT FUTURE RESULTS

The Company's products include components (primarily microprocessors and dynamic random-access memory devices) which, from time to time, are sensitive to market conditions that may result in limited availability and/or price fluctuations.
An interruption in the supply of or significant changes in price for these components could have an adverse effect on the Company's operating results. The Company purchases print engine mechanisms and consumables from Japanese suppliers. Fluctuations in foreign currency exchange rates will affect the prices of these products. The Company attempts to mitigate possible negative impacts through yen-sharing arrangements with suppliers, foreign exchange contracts, and price negotiations; however, material price increases resulting from exchange rate fluctuations could develop which would adversely affect operating results.

Because the Company competes in an industry of rapid technological advancement, it is important that the Company be able to develop innovative new technologies and leading edge print systems in a timely, cost-effective manner. The Company has invested significantly in its Crown(R) advanced document processing technology which, in addition to providing significantly improved functionality, is intended to reduce the time it takes to develop products. The Company has also invested significantly in digital imaging technology which manifests itself in the CrownImage(TM) products, a suite of document imaging and document software which complements the QMS line of monochrome and color laser printers. New product introduction delays could, however, have an adverse impact on operating results.

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


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $0.2 million at September 27, 1996 compared to $7.4 million and $5.0 million at the end of fiscal years 1995 and 1994, respectively. The decrease in fiscal 1996 is a result of the cash management process with Foothill, which includes direct application of cash receipts to pay down outstanding borrowings and a simple method of reborrowing cash to meet working capital requirements. Cash flow from operations was $14.9 million for fiscal 1996 compared to $12.4 million and $23.2 million for fiscal years 1995 and 1994, respectively. The Company's financing for fiscal years 1996, 1995, and 1994 came principally from cash flows from operations and borrowings under revolving credit agreements. In addition, during fiscal 1996, cash flows of $9.3 million came from the divestiture of the business operations in Europe and Japan. During fiscal 1995, cash flows of $5.7 million came from the sale of the color thermal transfer consumables business and $7.8 million from short-term bank borrowings.

The Company's working capital was $17.7 million at September 27, 1996, down from $35.5 million and $79.4 million at the end of fiscal years 1995 and 1994, respectively. The reduction of $17.8 million during fiscal 1996 is principally the result of $7.2 million less cash and cash equivalents due to the reasons described above, reductions in trade receivables of $13.6 million, and reductions in inventories of $19.1 million. These reductions in current assets along with the increase in current liabilities (principally the result of the reclassification of the revolving credit agreement and the senior secured notes payable, which totaled $24.5 million at September 29, 1995) from long-term debt to short-term debt caused the decrease in working capital for fiscal 1996.
These reclassifications were made to comply with Issue No. 95-22 "Balance Sheet Classifications of Borrowings Outstanding Under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement" which was issued by the FASB Emerging Issues Task Force in November 1995.

During fiscal 1996, the Company reduced its borrowings under revolving credit agreements and senior secured notes payable by $14.9 million. These reductions were directly related to using the cash proceeds received from the divestiture of business operations in Europe and Japan combined with the direct flow of cash receipts to Foothill to pay down amounts outstanding under the revolving credit agreement. Total liabilities were reduced from $92.3 million at the end of fiscal 1995 to $44.3 million at the end of fiscal 1996, representing a reduction of $48.0 million, or 52%.

At September 27, 1996, the Company was not in compliance with certain covenants contained in the 6.15% senior secured notes payable. Although the Company has not received a waiver of the non-compliance, the holder of these notes has not taken steps to accelerate repayment of this debt and it is management's belief that the status of this debt is unlikely to change. The Company has adequate borrowing capacity under the Foothill credit facility (under the second term loan) to repay the senior secured notes in the unlikely event that repayment of the notes is accelerated. The availability of this second term loan will expire on December 31, 1996 and, if not extended, management believes that adequate borrowing capacity will be available under the Foothill credit facility to repay the amount outstanding under the senior secured notes payable.

Management believes that the Company's fiscal 1997 working capital and capital expenditure needs, as well as funding for research and development, will be met by cash flow from operations and by the Foothill credit facility.


RECENTLY ISSUED ACCOUNTING STANDARDS

As discussed in Note 1 to the Consolidated Financial Statements, the Company will be required to adopt Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets To Be Disposed Of," for which management does not expect a material impact on the Company's results of operations in the near future, and SFAS No. 123 "Accounting for Stock-Based Compensation," for which the only impact will be expanded disclosure requirements in fiscal 1997.


INFLATION

Inflationary factors have not had a significant effect on the Company's operations in the past three years. A significant increase in inflation would adversely affect the Company's operations.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.
----------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
For the fiscal years ended September 27, 1996, September 29, 1995, and September 30, 1994

Dollars in thousands, except per share amounts                                1996                  1995                  1994
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------
Net sales
  Printers and supplies                                                     $   114,048           $  228,176            $  264,295
  U.S. service                                                                   33,126               31,564                28,393
                                                                            ------------------------------------------------------
     Total net sales                                                            147,174              259,740               292,688
                                                                            ------------------------------------------------------
Cost of sales
  Printers and supplies                                                          79,613              191,010               180,397
  U.S. service                                                                   19,538               19,022                16,141
                                                                            ------------------------------------------------------
       Total cost of sales                                                       99,151              210,032               196,538
                                                                            ------------------------------------------------------
 Gross profit
  Printers and supplies                                                          34,435               37,166                83,898
  U.S. service                                                                   13,588               12,542                12,252
                                                                            ------------------------------------------------------
     Total gross profit                                                          48,023               49,708                96,150
                                                                            ------------------------------------------------------
Operating expenses
   Marketing and selling                                                         25,216               47,066                48,812
   Research and development                                                       8,202                9,836                 8,904
   General and administrative                                                     8,941               29,308                31,156
                                                                            ------------------------------------------------------
      Total                                                                      42,359               86,210                88,872
   Restructuring expenses                                                             0                8,364                     0
                                                                            ------------------------------------------------------
      Total operating expenses                                                   42,359               94,574                88,872
                                                                            ------------------------------------------------------
Operating income (loss)                                                           5,664              (44,866)                7,278
                                                                            ------------------------------------------------------
Other income (expense)
   Interest income                                                                  398                  171                    80
   Interest expense                                                              (1,805)              (4,113)               (3,235)
   Divestitures of businesses                                                         0                3,675                     0
   Miscellaneous income (expense)                                                  (737)                 847                   (83)
                                                                            -------------------------------------------------------
      Total other income (expense), net                                          (2,144)                 580                (3,238)
                                                                            -------------------------------------------------------
Income (loss) before income taxes                                                 3,520              (44,286)                4,040
Income tax provision (benefit)                                                     (733)                   0                 1,080
                                                                            ------------------------------------------------------
Net income (loss)                                                           $     4,253           $  (44,286)           $    2,960
                                                                            ======================================================
Earnings (loss) per common share
   Primary and fully diluted                                                $      0.40           $    (4.15)           $     0.28
Weighted average number of shares (in thousands)
    used in computing earnings (loss) per common share
   Primary                                                                       10,722               10,677                10,723
   Fully diluted                                                                 10,755               10,677                10,761

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the fiscal years ended September 30, 1994, September 29, 1995, and September 27, 1996

                                              COMMON STOCK                                          TREASURY STOCK
                                         ------------------------                               ----------------------
                                                                    ADDITIONAL                                            FOREIGN
                                            SHARES                    PAID-IN     RETAINED      NUMBER OF                CURRENCY
 DOLLARS IN THOUSANDS                       ISSUED     AMOUNT         CAPITAL     EARNINGS        SHARES      AMOUNT    TRANSLATION
Balance October 1, 1993                   11,832,806   $   118      $ 39,989      $59,941       1,127,293  $ (13,119)   $  (1,200)
   Stock options exercised                                                 1                       (8,602)        66
   Purchase of treasury shares                                                                     40,700       (287)
   Translation adjustment                                                                                                     533
   Net income                                                                       2,960
                                         -------------------------------------------------------------------------------------------
Balance September 30, 1994                11,832,806       118        39,990       62,901       1,159,391    (13,340)        (667)
   Stock options exercised                                                 4                       (3,400)        26
   Translation adjustment                                                                                                  (1,533)
   Net loss                                                                       (44,286)
                                         -------------------------------------------------------------------------------------------
Balance September 29, 1995                11,832,806       118        39,994       18,615       1,155,991    (13,314)      (2,200)
   Warrant issued                                                        175
   Stock options exercised                                               (13)                      (4,650)        35
   Translation adjustment                                                                                                    (231)
   Net income                                                                       4,253
                                        -------------------------------------------------------------------------------------------
Balance September 27, 1996                11,832,806   $   118      $ 40,156      $22,868       1,151,341  $ (13,279)   $  (2,431)
                                         ===========================================================================================

--------
See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

At September 27, 1996
and September 29, 1995

Dollars in thousands                                                                                 1996                  1995
----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets
    Cash and cash equivalents                                                                     $       190          $     7,431
    Trade receivables (less allowance for doubtful accounts
         of $383 in 1996 and $546 in 1995)                                                             24,145               37,721
    Notes receivable                                                                                    2,667                    0
    Inventories, net                                                                                   28,366               47,482
    Other current assets                                                                                2,908                7,066
                                                                                                  --------------------------------
        Total current assets                                                                           58,276               99,700

Property, plant, and equipment, net                                                                    20,282               26,721
Notes receivable (less reserve of $900)                                                                 2,267                    0
Other assets, net                                                                                      10,893                9,117
                                                                                                  --------------------------------
        Total assets                                                                              $    91,718          $   135,538
                                                                                                  ================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable                                                                              $     7,463          $    16,586
    Short-term bank loans                                                                                   0                7,764
    Revolving credit loan and short-term debt                                                          13,695                4,129
    Current maturities of capital lease obligations                                                       737                  861
    Other current liabilities                                                                          18,646               34,849
                                                                                                  --------------------------------
        Total current liabilities                                                                      40,541               64,189

Long-term debt                                                                                              0               24,511
Capital lease obligations                                                                                 531                1,119
Other liabilities                                                                                       3,214                2,506
                                                                                                  --------------------------------
        Total liabilities                                                                              44,286               92,325
                                                                                                  --------------------------------
Stockholders' equity
    Preferred stock-authorized, 500,000 shares of no par value; none issued
    Common stock-authorized, 50,000,000 shares of $.01 par value; issued,
        11,832,806 shares in 1996 and 1995                                                                118                  118
    Additional paid-in capital                                                                         40,156               39,994
    Retained earnings                                                                                  22,868               18,615
    Treasury stock, at cost (1,151,341 shares in 1996 and
        1,155,991 shares in 1995)                                                                     (13,279)             (13,314)
    Foreign currency translation                                                                       (2,431)              (2,200)
                                                                                                  ---------------------------------
        Total stockholders' equity                                                                     47,432               43,213
                                                                                                  --------------------------------
        Total liabilities and stockholders' equity                                                $    91,718          $   135,538
                                                                                                  ================================

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the fiscal years ended September 27, 1996, September 29, 1995, and September 30, 1994

Dollars in thousands                                                              1996                1995                1994
----------------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                         $       4,253         $     (44,286)       $      2,960
Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
        Depreciation of property, plant, and equipment                            5,368                 8,406               9,496
        Amortization and write-off of capitalized and
             deferred software and other                                          4,429                15,925               8,147
        (Gain) loss from disposal of property, plant, and equipment                  (3)                 (521)                161
        Provision for losses on accounts receivable                                 328                   282                 228
        Provision for losses on inventory                                         2,123                19,132               5,388
        Provision for restructuring expense                                           0                 8,364                   0
        Gains from divestitures of businesses, net                                    0                (3,675)                  0
        Foreign currency transactions                                                 0                    47                (165)
        Other                                                                       175                     0                   0
    Changes in assets and liabilities which provided (used) cash:
        Trade receivables                                                        13,248                13,484             (11,301)
        Inventories                                                              16,993                 3,149              (4,381)
        Other current assets                                                      2,351                 1,269              (1,409)
        Other assets                                                              4,354                  (504)                373
        Accounts payable                                                         (9,123)               (4,205)              9,725
        Income taxes payable                                                        (46)                 (641)                805
        Other current liabilities                                               (32,061)               (4,117)                935
        Other liabilities                                                         2,514                   305               2,201
                                                                          -------------------------------------------------------
             Total adjustments                                                   10,650                56,700              20,203
                                                                          -------------------------------------------------------
             Net cash provided by operating activities                           14,903                12,414              23,163
                                                                          -------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Collections of notes receivable                                               1,666                     0                   0
    Additions to property, plant, and equipment                                  (2,255)               (5,107)             (6,115)
    Additions to capitalized software costs                                      (6,766)               (7,096)             (7,056)
    Additions to deferred software costs                                           (624)                 (768)               (836)
    Proceeds from disposal of property, plant, and equipment                        161                 1,262                 198
    Proceeds from divestitures of business                                        9,300                 5,675                   0
                                                                          -------------------------------------------------------
        Net cash provided by (used) in investing activities                       1,482                (6,034)            (13,809)
                                                                          --------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from term debt and capital lease obligations                        13,116                   723                   0
    Payments of term debt, including current maturities                         (27,672)               (9,708)             (6,195)
    Payments of capital lease obligations, including current maturities          (1,097)               (1,181)             (1,004)
    Proceeds from bank loans                                                          0                 7,764                   0
    Payments of bank loans                                                       (7,764)                    0                   0
    Proceeds from stock options exercised                                            22                    30                  67
    Purchase of treasury stock                                                        0                     0                (287)
                                                                          --------------------------------------------------------
        Net cash used in financing activities                                   (23,395)               (2,372)             (7,419)
                                                                          --------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                            (231)               (1,533)               (561)
                                                                          --------------------------------------------------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                          (7,241)                2,475               1,374
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                      7,431                 4,956               3,582
                                                                          -------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                    $         190         $       7,431        $      4,956
                                                                          =======================================================

See Notes to Consolidated Financial Statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS - QMS, Inc. designs and manufactures intelligent controllers which enhance the graphics capabilities and performance of computer printing and imaging systems. The Company incorporates its controllers, which consist of software implemented on printed circuit boards, into computer printing and imaging systems which it markets, sells, and supports domestically and internationally. The market for these products is related to the market for computer systems generally. Current end users of the Company's products include many Fortune 500 companies, governmental agencies, and educational institutions.

PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of QMS, Inc. and its wholly owned subsidiaries. All material intercompany items have been eliminated.

ACCOUNTING ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.

FISCAL YEAR - The Company's fiscal year ends on the Friday closest to September
30.  Fiscal 1996, 1995, and 1994 included 52 weeks.

CASH EQUIVALENTS - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

INVENTORIES - Inventories are stated at the lower of cost or market. Cost, which includes materials, labor, and production and material overhead, is determined on the first-in, first-out basis. Market is based on replacement cost or net realizable value, as appropriate.

PROPERTY, PLANT, AND EQUIPMENT - Expenditures for property, plant, and equipment, major renewals, and betterments are capitalized at cost. Certain assets are financed under lease contracts which have been capitalized.
Aggregate lease payments, discounted at appropriate rates, have been recorded as long-term debt, the related leased assets have been capitalized, and the amortization of such assets is included in depreciation expense. Depreciation is computed on the straight-line method over the estimated useful lives of the assets, or the lease term, whichever is shorter.

Expenditures for maintenance, repairs, and minor renewals are charged to expense. When items are disposed of, the cost and accumulated depreciation are eliminated from the respective accounts, and the resulting gain or loss is included in the statement of operations.

REVENUE RECOGNITION - Sales of printers and supplies are recorded upon shipments of products to customers provided that no significant vendor obligations remain and collectibility of the resulting receivables is probable. Service revenue is recognized at the time the services are provided or upon completion of certain obligations under deferred service contracts.

WARRANTY POLICY - The Company warrants its products for a period of 90 days to two years from the date of shipment, depending on the product.

DEFERRED SERVICE REVENUES - Amounts billed for service contracts are credited to deferred service revenue and reflected in revenues over the terms of the contracts, which range up to five years.

DEFERRED SOFTWARE COSTS - Purchased computer software costs are amortized based on current and future revenue for each product with an annual minimum amortization equal to straight-line amortization over the remaining estimated economic life of the product.

CAPITALIZED SOFTWARE COSTS - The Company capitalizes the qualifying costs of developing proprietary software included in its products. Capitalization of costs requires that technological feasibility has been established. Upon completion of projects, amortization is determined based on the larger of the amounts computed using (a) the ratio that current gross revenue for each product bears to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product. Amortization adjustments are made to reflect net realizable value and any changes in the determination of the economic lives.

Capitalized software costs for fiscal 1996, 1995, and 1994 totaled $6,766,000, $7,096,000, and $7,056,000, respectively. For fiscal 1996, 1995, and 1994,
$3,705,000, $13,853,000, and $7,345,000, respectively, were charged as amortization expense on completed projects and were included in cost of goods sold. Amortization expense included net realizable value adjustments of $497,000 and $4,639,000 for fiscal years 1996 and 1995, respectively. During the fourth quarter of fiscal 1996, the Company extended the amortization periods of certain of its projects to more closely correspond with the estimated economic life of the related products. The effect of this change in estimate was to decrease amortization expense by $164,000.

RESEARCH AND DEVELOPMENT - The Company expenses research and development costs, including expenditures related to development of the Company's software products that do not qualify for capitalization.

INCOME TAXES - The Company complies with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," under which deferred tax liabilities and assets are determined based on the difference between financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. (See Note 14.)

RECENTLY ISSUED ACCOUNTING STANDARDS - In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets To Be Disposed Of." This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, with any impairment losses being reported in the period in which the recognition criteria are first applied based on the fair value of the asset. Long-lived assets and certain intangibles to be disposed of are required to be reported at the lower of carrying amount or fair value less cost to sell. The Company will adopt SFAS No. 121 in the first quarter of fiscal 1997 and management does not expect the adoption of this Statement to have a material impact on the Company's results of operations in the near future.

In October 1995, SFAS No. 123, "Accounting for Stock-Based Compensation," was issued. The adoption of the new recognition provisions for stock-based compensation expense included in SFAS No. 123 is optional; however, the pro forma effects on net income and net earnings per share had the new recognition provisions been elected is required in financial statements. The Company will continue to follow the requirements of Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees," in its accounting for employee stock options; therefore, no impact on the Company's financial position and results of operations is expected. The Company will adopt the new disclosure requirements under SFAS No. 123 in fiscal 1997.

EARNINGS (LOSSES) PER COMMON SHARE - Earnings (losses) per common share are computed based on the weighted average number of common and common equivalent shares outstanding, as appropriate. Common equivalent shares result from the assumed exercise of outstanding stock options that have a dilutive effect when applying the treasury stock method.

FOREIGN CURRENCY TRANSLATION - The financial position and results of operations of the Company's Canadian subsidiary are measured using local currency as the functional currency. During fiscal years 1995 and 1994, the Company also had foreign subsidiaries in Europe (for which the functional currency was the U.S. dollar) and in Japan, Australia, and New Zealand (for which the functional currencies were the local currencies). Assets and liabilities of these subsidiaries are translated using current exchange rates with revenues and expenses translated at rates approximating the actual rates on the dates of the transactions. Translation adjustments are included as a separate component of stockholders' equity except for QMS Japan, for which a gain of approximately $2.3 million was included in restructuring charges in fiscal 1995 as a component of the write-down of the Company's investment in QMS Japan. (See Note 19.) Foreign currency transaction gains (losses) are included as a component of miscellaneous income (expense). (See Note 15.)

RECLASSIFICATIONS - Certain reclassifications have been made to fiscal 1995 and 1994 amounts to conform to the fiscal 1996 presentation.

2.  INVENTORIES

Inventories at September 27, 1996 and September 29, 1995 are summarized as follows (in thousands):

                                     1996             1995
-------------------------------------------------------------
Raw materials                   $     6,164       $    11,709
Work in process                       1,426             3,152
Finished goods                       25,953            43,453
Inventory reserves                   (5,177)          (10,832)
                                ------------------------------
                                $    28,366       $    47,482
                                =============================

Inventory reserves are calculated based on specific identification of items that are potentially excess or obsolete. Reserves are also recorded on a routine basis due to rapid obsolescence of certain inventory items.


3.  OTHER ASSETS

Other assets at September 27, 1996 and September 29, 1995 are summarized as follows (in thousands):

                                                1996            1995
------------------------------------------------------------------------
Capitalized software costs, net            $     9,016       $     5,955
Deferred software costs, net                       512               659
Other                                            1,365             2,503
                                           -----------------------------
                                           $    10,893       $     9,117
                                            ============================
/TABLE>

Accumulated amortization of capitalized software costs was $6,701,000 and $30,002,000 at September 27, 1996 and September 29, 1995, respectively.
Accumulated amortization of deferred software costs was $1,711,000 and $3,143,000 at September 27, 1996 and September 29, 1995, respectively.


4.  PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment at September 27, 1996 and September 29, 1995 are summarized as follows (in thousands):

                                                1996            1995
------------------------------------------------------------------------
Land                                       $     1,408       $     1,408
Buildings and improvements                      17,461            17,977
Leasehold and land improvements                  2,580             2,894
Machinery and equipment                         34,919            38,853
Office furniture and equipment                   6,166             8,073
                                           -----------------------------
                                                62,534            69,205
Less accumulated depreciation                   42,252            42,484
                                           -----------------------------
                                           $    20,282       $    26,721
                                           =============================

-------

5.  NOTES RECEIVABLE

Notes receivable at September 27, 1996 are summarized as follows (in thousands):

                                                1996
------------------------------------------------------
QMS Europe BV - payable in
quarterly installments of $1,000,000
each (interest at 12%)                     $     3,000

QMS Japan KK - payable over 54
months (interest at 8%)                          2,834
                                           -----------
                                                 5,834
Less valuation reserve                             900
                                           -----------
                                                 4,934
Less current portion                             2,667
                                           -----------
                                           $     2,267
                                           ===========

These notes were received as part of the proceeds from the divestiture of businesses. (See Note 19.) The note from QMS Europe BV is secured by all of the common stock of QMS Europe BV and QMS Australia Pty Ltd. The note from QMS Japan KK is secured by all of its inventory. The fair value of these notes is estimated based on the effective yield of similar transactions and credit risks and amounted to $3,202,000 and $2,612,000 for QMS Europe BV and QMS Japan KK, respectively.

6.  SHORT-TERM BANK BORROWINGS

Short-term bank borrowings at September 29, 1995 were as follows (in thousands):

                                                             1995
-------------------------------------------------------------------
Unsecured demand note with Credit
   Lyonnais Bank, Nederland
   (interest at 1-1/2% above prime)                      $    5,307

Unsecured demand note with Sanwa Bank
   Limited, Hong Kong
   (interest at 3/4% above Euro-rate)                           802

Unsecured demand notes with Dai-Ichi
   Kangyo Bank Ltd., Japan
   (interest at 3.0%)                                         1,655
                                                         ----------
                                                         $    7,764
                                                         ==========

In fiscal 1995, proceeds from the above loans were used for working capital and were repaid in fiscal 1996 as part of the divestiture of the Company's European and Japanese subsidiary operations. (See Note 19.)


7.  OTHER CURRENT LIABILITIES

Other current liabilities at September 27, 1996 and September 29, 1995 are summarized as follows (in thousands):

                                                1996            1995
------------------------------------------------------------------------
Employment costs                           $     3,714       $     7,106
Deferred service revenue                        10,362            10,330
Accrued royalties                                  175               487
Accrued warranty                                   617             1,138
Accrued interest                                    96               636
Sales and use tax payable                          187               502
Reserves for restructuring charges
    and divestitures of businesses                 466            10,149
Other                                            3,029             4,501
                                           -----------------------------
                                           $    18,646       $    34,849
                                           =============================

8.  TERM DEBT

Term debt at September 27, 1996 and September 29, 1995 is summarized as follows (in thousands):

                                                   1996             1995
----------------------------------------------------------------------------
Indebtedness under secured
    revolving credit agreement
    (9.75% at September 27, 1996)               $  9,841           $  17,776

10.13% senior secured notes (repaid
    in fiscal 1996)                                    0               4,987

6.15% senior secured notes payable in
    monthly installments of $194,026
    including interest through 1998                3,854               5,877
                                                ----------------------------
Total term debt                                   13,695              28,640
Less long-term portion of term debt                    0              24,511
                                                ----------------------------
Current portion of term debt                    $ 13,695           $   4,129
                                                ============================

On November 7, 1995, the Company entered into an agreement with Foothill Capital Corporation ("Foothill") which allowed the Company to retire the existing secured revolving credit agreement and the 10.13% senior secured notes payable. This credit facility provides for a four-year revolving line of credit with maximum availability of $30.0 million, secured by the Company's domestic and Canadian accounts receivable, inventory, and machinery and equipment. The stated rate of interest for any borrowings under the agreement is one and one-half percent over prime (9.75% at September 27, 1996). Additional provisions of the credit facility provide for a term loan of $1.2 million secured by machinery and equipment and the availability of a second term loan of $5.0 million, expiring December 31, 1996. The $1.2 million term loan requires minimum annual principal payments of approximately $300,000. As part of the credit agreement, Foothill was granted a warrant to purchase 100,000 shares of the Company's common stock, at a price of $5 a share, which was valued at $175,000 and is exercisable through October 30, 1999.

The Foothill credit facility includes requirements for a minimum current ratio, a maximum total liabilities to equity ratio, and minimum levels of tangible net worth and working capital. At September 27, 1996, the Company was in compliance with these requirements.

The 6.15% senior secured note is secured by a first priority lien on portions of the Company's land and buildings located in Mobile, Alabama. The Company was not in compliance with certain covenants contained in the note agreement existing at year end and has not obtained a waiver of non-compliance from the lender. Accordingly, this note is classified as short-term debt; however, the Company's existing borrowing arrangements provide the Company with the capacity to pay off the 6.15% senior secured note.

In compliance with the Emerging Issues Task Force Issue No. 95-22, "Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement," the revolving credit loan is classified as short-term debt in the financial statements.

 The fair value of the Company's term debt is estimated based on the quoted prices for the same or similar issues. The fair value, as of September 27, 1996 and September 29, 1995, has been estimated as follows (in thousands):

                                                              1996                              1995
                                                   Carrying          Fair             Carrying        Fair
                                                    Amount           Value             Amount         Value
--------------------------------------------------------------------------------------------------------------
Secured revolving credit facility                  $  9,841         $ 9,841          $  17,776      $ 17,776
10.13% senior secured notes                               0               0              4,987         5,025
6.15% senior secured notes                            3,854           3,733              5,877         5,559

(See Note 5 for fair values of notes receivable.)

9.  LEASES

The Company has capital leases that expire through fiscal 2001. The Company is obligated under operating leases principally for certain sales and service office space which expire through fiscal 2003. Future minimum lease payments under capital and operating leases with noncancelable terms in excess of one year as of September 27, 1996 were as follows (in thousands):

                                                  Capital
                                                   Lease          Operating
Fiscal Year                                     Obligations         Leases
----------------------------------------------------------------------------
1997                                              $     812        $   2,444
1998                                                    345            1,787
1999                                                    129            1,307
2000                                                     82              790
2001                                                     22              470
Thereafter                                                0              729
                                                  --------------------------
Total minimum payments                                1,390        $   7,527
                                                                   =========
Less amounts representing interest                      122
                                                  ---------
Present value of minimum payments                     1,268
Less current maturities under
  capital lease obligations                             737
                                                  ---------
                                                  $     531
                                                  =========

Rent expense under operating leases for fiscal 1996, 1995, and 1994 was $3,323,000, $6,120,000, and $7,233,000, respectively.

Assets recorded under capital leases (included in property, plant, and equipment in the accompanying consolidated balance sheets) at September 27, 1996 and September 29, 1995 are summarized as follows (in thousands):

                                               1996             1995
----------------------------------------------------------------------
Machinery and equipment                    $   2,440         $   2,256
Office furniture and equipment                 2,816             1,652
                                           ---------------------------
                                               5,256             3,908
Less accumulated depreciation                  3,784             2,840
                                           ---------------------------
                                           $   1,472         $   1,068
                                           ===========================

10.  EMPLOYEE BENEFIT PLANS

The Company has a Cash or Deferred Retirement Plan which covers substantially all employees and is a qualified plan under Section 401(k) of the Internal Revenue Code. Employees may make a pretax contribution of up to 10% of their annual salaries and are provided several investment choices. The Company may match employee contributions at varying rates up to a maximum of 3.5% of annual salary, and Company contributions are made on an annual basis. The plan is a calendar year plan. Employees at the end of the plan year are fully vested in applicable Company contributions. The Company elected to match employee contributions in calendar years 1995 and 1994, but did not do so for calendar year 1996. In fiscal 1996, 1995, and 1994, the Company contributed $680,807, $1,010,244, and $1,046,137 to the plan, respectively, with such contributions being applicable to the immediately preceding calendar year.

In January 1996, the Board of Directors and stockholders of the Company adopted the Employee Stock Purchase Plan and reserved 500,000 shares for issuance. The plan covers substantially all employees and is a qualified plan under Section 423 of the Internal Revenue Code. Under the plan, employees may elect to contribute between 2% and 10% of their annual salaries to purchase shares of the Company's common stock at a price per share that is 85% of the fair market value. The remaining 15% and all related fees and expenses of administering the plan are paid by the Company. Shares purchased and compensation expense recorded during fiscal 1996 were immaterial.

11.  STOCK OPTION PLANS

The Company's stock option plans allow incentive or non-qualified stock options to be granted to employees and directors providing the right, when exercisable, to purchase up to an aggregate of 1,826,688 shares of the Company's common stock. In the case of incentive stock options, the option price is not less than the fair market value at date of grant. A non-qualified optionee may receive the right to be paid cash upon the exercise of a non-qualified option in an amount intended to approximate 100% of the amount of the federal, state, and local income tax payable by that optionee upon exercise of the option.

For employees with less than one year of service with the Company, one-fourth of the granted options may be exercised one year after the date of grant, with an additional one-fourth exercisable each year thereafter, although other exercise provisions are allowed. For employees with greater than one year of service, one-fifth of the granted options may be exercised on the date of grant, with an additional one-fifth exercisable each year thereafter, although other exercise provisions are allowed. Options that expire or are canceled prior to exercise are restored to the shares available for future grants. At September 27, 1996, the Company had reserved 453,218 shares for the future grant of options under these plans.

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

During fiscal 1994, the Company adopted the Stock Option Plan for Directors whereby non-employee directors receive non-qualified stock option grants annually, and may make an irrevocable election annually to receive stock options at a below-market exercise price in lieu of cash directors' fees. Compensation expense under this plan for fiscal 1996, 1995, and 1994 was $85,488, $77,244, and $39,750, respectively.

A summary of stock option activity is as follows:

                                                           Option
                                   Number                Price per
                                  of Shares                Share                 Total
-----------------------------------------------------------------------------------------
Outstanding,
    October 1, 1993               1,117,770           $6.75 to $24.12      $  14,105,713
    Granted                         238,571            4.38 to  10.50          2,011,273
    Exercised                        (8,602)           7.50 to  14.00            (66,848)
    Terminated                     (142,188)           7.50 to  24.12         (1,762,637)
                                ------------                               --------------
Outstanding,
September 30, 1994                1,205,551            4.38 to  24.12         14,287,501
    Granted                         705,529            4.44 to  10.00          4,495,941
    Exercised                        (3,400)           8.25 to   9.00            (29,863)
    Terminated                     (390,130)           4.63 to  24.12         (4,974,800)
                                ------------                               --------------
Outstanding,
September 29, 1995                1,517,550            4.38 to  22.50         13,778,779
    Granted                         487,880            2.81 to   5.63          2,610,178
    Exercised                        (4,650)           4.63 to   5.50            (22,506)
    Terminated                     (627,310)           4.63 to  22.50         (5,442,654)
                                ------------                               --------------
Outstanding,
September 27, 1996                1,373,470           $2.81 to $22.50      $  10,923,797
                                ===========                                ==============
Exercisable,
September 27, 1996                  748,950
                                ===========


12.  SUPPLEMENTAL EXECUTIVE RETIREMENT AGREEMENTS

The Company has agreements with three executive officers of the Company, under which each participant is entitled to a monthly benefit upon either the participant's leaving the Company's employment, retirement, or departure following a change in control of the Company, to be paid over a ten-year benefit period. In fiscal years 1996, 1995, and 1994, the Company expensed $190,476, $366,396, and $291,806, respectively, related to these benefits. During fiscal 1995, one of the participants retired and the Company paid benefits of $111,325 and $27,831 in fiscal years 1996 and 1995, respectively, under the agreement.


13.  STOCKHOLDER RIGHTS PLAN

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


14.  INCOME TAXES

The components of income (loss) before income taxes and the provision (benefit) for income taxes (both domestic and foreign) for fiscal years 1996, 1995, and 1994 are summarized as follows (in thousands):

                                                1996             1995                1994
-----------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------
Income (loss) before income taxes:
    Domestic                                  $  5,265         $  (41,709)       $  6,527
    Foreign                                     (1,745)            (2,577)         (2,487)
                                              --------------------------------------------
                                              $  3,520         $  (44,286)       $  4,040
                                              ===========================================
Provision (benefit) for income taxes:
Current:
    Federal                                   $      0         $        0        $    436
    Foreign                                       (733)              (247)            452
    State                                          (15)                 0             439
                                              -------------------------------------------
                                                  (748)              (247)          1,327
                                              -------------------------------------------
Deferred:
    Federal                                          0                  0               0
    Foreign                                          0                247            (247)
    State                                            0                  0               0
                                              -------------------------------------------
                                                     0                247            (247)
                                              --------------------------------------------
                                              $   (748)        $        0        $  1,080
                                              ===========================================

At September 27, 1996, the Company had domestic operating loss carryovers of approximately $33.0 million which will expire in fiscal years 2010 and 2011, and general business credit carryovers of approximately $1.7 million which will expire during fiscal years 2002 through 2007. Foreign tax credit carryforwards of approximately $70,000 existed at September 27, 1996 and will expire in fiscal 1998.

There were no undistributed earnings in the Company's Canadian subsidiary at fiscal 1996 year end. Undistributed earnings of the Company's other foreign subsidiaries which were divested will not result in any material taxes payable by the Company.

During fiscal 1994, the Company settled outstanding issues with tax authorities in Japan, the Netherlands, Canada, and the United States without adverse results.

A reconciliation of the statutory federal income tax rate to the effective rate for fiscal years 1996, 1995, and 1994 is as follows (in thousands):

                                                 1996              1995             1994
-----------------------------------------------------------------------------------------
Tax at federal statutory rate                 $  1,232         $  (15,500)       $  1,415
State income taxes, net of
  federal benefit                                  (15)                 0             283
Operating losses generating
  no tax benefit                                     0             15,618               0
Utilization of carryovers                       (1,232)                 0          (1,465)
Foreign sales corporation benefit                    0                  0            (423)
Tax effect of international
    operations, net                               (733)                 0           1,075
Other, net                                           0               (118)            195
                                              -------------------------------------------
                                              $   (748)        $        0        $  1,080
                                              ===========================================

Deferred tax assets and liabilities that arise as a result of temporary differences at September 27, 1996 and September 29, 1995 are summarized as follows (in thousands):

                                                        1996               1995
---------------------------------------------------------------------------------
Deferred tax assets:
    Inventory reserves                                $   1,863         $   3,187
    Restructuring reserves                                  516             1,275
    Foreign tax credits                                      70             1,700
    General business credit carryforwards                 1,696             1,742
    Net operating loss carryforwards                     12,521            13,455
    Deferred income                                         698               746
    Other                                                 1,794               791
                                                      ---------         ---------
        Total gross deferred tax assets                  19,158            22,896
    Deferred tax asset valuation allowance              (14,614)          (19,294)
                                                      ----------        ----------
        Total deferred tax assets                         4,544             3,602

Deferred tax liabilities:
    Depreciation                                           (690)           (1,159)
    Capitalized software costs                           (3,663)           (2,221)
    Deferred software costs                                (191)             (222)
                                                      ----------        ----------
        Total deferred tax liabilities                   (4,544)           (3,602)
                                                      ----------        ----------
           Net deferred tax assets                    $       0         $       0
                                                      ==========        ==========

The valuation allowance was established based on certain assumptions about levels of future pretax income that are consistent with historical results. As the Company had losses in fiscal 1995, the deferred tax asset valuation allowance reflects an evaluation which recognizes uncertainties related to the future utilization of certain carryovers. The valuation allowance for deferred tax assets decreased by approximately $4.7 million during fiscal 1996. The Company did not recognize tax benefits for fiscal 1995 losses due to restrictions on the carryback of the losses and there is no assurance that the benefits may be realized in the future.


15.  BUSINESS SEGMENT AND FOREIGN OPERATIONS

The Company's operations are primarily the manufacture and sale of network printing solutions. Accordingly, such operations are classified as one business segment. Financial information by geographic area is presented below:

(In thousands)                                                      1996             1995              1994
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------
Net sales to unaffiliated customers from:
   United States                                                $   138,440       $  127,610       $   157,156
   Europe                                                                 0           81,917            78,572
   Canada                                                             8,734           12,859            18,186
   Australia/New Zealand                                                  0            6,476             8,573
   Japan                                                                  0           30,878            30,201
Net transfer between geographic areas                                 6,047           52,151            60,984
Adjustments and eliminations                                         (6,047)         (52,151)          (60,984)
                                                                -----------------------------------------------
  Consolidated net sales                                        $   147,174       $  259,740       $   292,688
                                                                ===============================================
Operating income (loss):
   United States                                                $    14,404       $  (29,100)      $    22,056
   Europe                                                                 0            4,810             2,136
   Canada                                                              (733)          (1,122)             (262)
   Australia/New Zealand                                                  0             (600)              469
   Japan                                                                  0            1,193             2,012
   Adjustments and eliminations                                         220              533              (552)
                                                                -----------------------------------------------
Consolidated operating profit                                        13,891          (24,286)           25,859
General corporate expenses                                           (8,227)         (20,580)          (18,581)
Interest income                                                         398              171                80
Interest expense                                                     (1,805)          (4,113)           (3,235)
Divestitures of businesses                                                0            3,675                 0
Miscellaneous income (expense) *                                       (737)             847               (83)
                                                                -----------------------------------------------
  Consolidated income (loss) before income taxes                $     3,520       $  (44,286)      $     4,040
                                                                ===============================================
*  Foreign currency transaction gains (losses) included in
   miscellaneous income (expense):
United States                                                   $      (110)      $     (305)      $      (346)
Europe                                                                    0              542               518
Australia/New Zealand                                                     0              (37)               25
Japan                                                                     0              200                 1
                                                                -----------------------------------------------
                                                                $      (110)      $      400       $       198
                                                                ===============================================
Identifiable assets:
   United States                                                $    86,450       $   88,164       $   131,179
   Europe                                                                 0           19,933            23,009
   Canada                                                             3,537            4,632             6,711
   Australia/New Zealand                                                  0            2,996             3,568
   Japan                                                                  0           10,466            13,077
Adjustments and eliminations                                           (132)          (1,231)           (2,180)
                                                                -----------------------------------------------
                                                                     89,855          124,960           175,364
Corporate assets                                                      1,863           10,578             6,659
                                                                -----------------------------------------------
   Total assets                                                 $    91,718       $  135,538       $   182,023
                                                                ===============================================
Sales to indicated foreign geographic areas:
   Europe                                                       $    19,792       $   77,309       $    74,305
   Canada                                                             8,734           12,875            18,198
   Far East & Pacific Rim                                             9,220           37,368            39,187
   Other                                                              2,338            6,683             6,654
                                                                -----------------------------------------------
                                                                $    40,084       $  134,235       $   138,344
                                                                ===============================================

--------

U.S. export sales included in the Company's sales to indicated foreign geographic areas for fiscal years 1996, 1995, and 1994 were $31,350,000, $2,171,260, and $2,802,489, respectively. The increase in fiscal 1996 is due to sales to Europe and Japan as third-party export sales compared to prior years when those business operations were wholly owned subsidiaries.

Sales to QMS Europe BV represented 13.4% of fiscal 1996 consolidated revenues and the related accounts receivable balance amounted to $2.9 million. No customer accounted for 10% or more of consolidated net sales for fiscal years 1995 and 1994.


16.  SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes for fiscal years 1996, 1995, and 1994 is as follows (in thousands):

                                           1996              1995             1994
-------------------------------------------------------------------------------------
Interest                              $    2,326       $     4,113         $   3,235
Income taxes                                  53             2,688             1,193

Additions to capital lease assets and related obligations were $302,200, $823,000, and $1,705,000 in fiscal years 1996, 1995, and 1994, respectively, as a result of the Company entering into equipment leases. The Company also had additions to notes receivable in the amount of $7,500,000 in fiscal 1996 as a result of the divestitures of foreign subsidiaries.


17.  COMMITMENTS AND CONTINGENCIES

At September 27, 1996, the Company had a commitment of approximately $13.0 million under contracts to purchase print engines and related components.

The Company was contingently liable for approximately $287,000 as of September 27, 1996, principally the result of written letters of credit, with various expiration dates, issued in the normal course of business for the purchase of inventory. These letters are not collateralized by the Company.

The Company is a defendant in various litigation and claims in the normal course of business. Based on consultation with various counsel in these matters, management is of the opinion that the ultimate resolution of such litigation and claims will not materially affect the Company's financial position or results of operations.


18.  RESTRUCTURING CHARGES

During fiscal 1995, the Company recognized restructuring charges totaling approximately $8.4 million. These costs included $3.7 million associated with salary continuation and outplacement services for a group of 175 employees from all levels and functional areas of the Company, and also included the write-off of certain fixed assets and facility lease obligations and the reorganization of its international business operations. As of September 29, 1995, the Company had reserves for restructuring and divestitures of businesses totaling $10,149,000.

During fiscal 1996, the following amounts were charged against these reserves (in thousands):

Salary continuation and outplacement                   $ 2,002
Write-off of facility lease obligations                    212
Divestiture of QMS Japan and QMS Europe                  6,531
Reorganization of QMS Canada                               938
                                                       -------
                                Total                  $ 9,683
                                                       =======

--------

At September 27, 1996, there was $466,000 in restructuring reserves which are for the continuing write-off of facility lease obligations over their remaining lease periods.


19.  DIVESTITURES OF BUSINESSES

In September 1995, the Company completed a cash sale of a portion of its color thermal transfer consumables business to International Imaging Materials, Inc., resulting in a gain of $5.7 million.

In October 1995, the Company sold all of the common shares of QMS Europe BV and QMS Australia Pty Ltd. This transaction resulted in a loss of approximately $2.0 million which was recorded as of September 29, 1995. The proceeds from this transaction were received in the form of cash of $7.9 million and a $4.0 million note receivable. During fiscal 1996, payments of $1.0 million were received on the note receivable, leaving a balance at September 27, 1996 of $3.0 million. (See Note 5.)

In December 1995, the Company sold the majority of the assets of QMS Japan KK with the purchaser acquiring most of the assets and assuming most of the liabilities. A loss of $2.3 million was recorded on this transaction as of September 29, 1995. The proceeds from this transaction were received in the form of cash of $1.0 million and a $3.0 million note receivable, payable over 54 months with interest at 8%. During fiscal 1996, payments of $666,667 were received against the note receivable, leaving a balance at September 27, 1996 of $2,833,333. (See Note 5.) The only business activity of QMS Japan KK during fiscal 1996 consisted of liquidating the net assets of the company.

Proceeds from the above transactions were used to pay down outstanding debt under the revolving credit agreements and for working capital purposes.

The Company continues to sell controller boards and components to the new owners of these divested entities under master distributor agreements, and then realizes a commission on their sales of QMS products to third parties.


MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS


The management of QMS, Inc. is responsible for the preparation, integrity, and objectivity of the consolidated financial statements and all other sections of this annual report. The financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the consolidated financial statements, management made informed estimates and judgments of the expected effects of events and transactions based upon currently available facts and circumstances.

Management maintains a system of internal accounting controls which it believes is adequate to provide reasonable assurance that assets are safeguarded, transactions are executed in accordance with management authorization, and the financial records are reliable for preparing the consolidated financial statements. The concept of reasonable assurance recognizes that the cost of a system of internal accounting controls should not exceed the benefits derived and that there are inherent limitations in the effectiveness of any system of internal accounting controls.

The Company's independent auditors, Deloitte & Touche LLP, have audited the Company's consolidated financial statements and expressed an opinion that such statements present fairly, in all material respects, the Company's financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. Their audit was conducted in accordance with generally accepted auditing standards and included such procedures believed by them to be sufficient to provide reasonable assurance that the consolidated financial statements are free of material misstatement.

The Board of Directors, acting through its Audit Committee, oversees management's responsibilities in the preparation of the consolidated financial statements. In performing this function, the Audit Committee, which is composed of directors who are not employees of the Company, meets periodically with management and the independent auditors to review the work of each. Deloitte & Touche LLP has free access to the Audit Committee and to the Board of Directors, without management present, to discuss internal accounting control, auditing, and financial reporting matters.

We believe these policies and procedures provide reasonable assurance that our operations are conducted with a high standard of business conduct and that the financial statements reflect fairly the financial position, results of operations, and cash flows of the Company.



/s/James L. Busby
President and Chief Executive Officer



/s/Gerald G. Roenker
Chief Operating Officer
and Chief Financial Officer


QUARTERLY DATA

Unaudited quarterly data for the fiscal years ended September 27, 1996 and September 29, 1995.

                                                                                              1996
                                                            First                Second               Third              Fourth
Dollars in thousands, except per share amounts             Quarter               Quarter             Quarter             Quarter
Net sales                                               $    37,345           $    37,403         $    38,218         $    34,208
Gross profit                                                 12,417                12,440              12,616              10,550
Net income                                                      620                 1,056               1,621                 956
Earnings per common share:
  Primary and fully diluted                             $      0.06           $      0.10         $      0.15         $      0.09

                                                                                              1995
                                                            First                Second               Third               Fourth
Dollars in thousands, except per share amounts             Quarter               Quarter(a)          Quarter             Quarter(b)

Net sales                                               $    70,520           $    66,651         $    62,698         $   59,871
Gross profit                                                 22,674                10,353              13,588              3,093
Net income (loss)                                                72               (14,511)(c)          (9,478)(c)        (20,369)(c)
Earnings (loss) per common share:
  Primary and fully diluted                             $      0.01           $     (1.36)        $     (0.89)        $    (1.91)


(a) Includes special charges of $6.8 million principally associated with inventory revaluation charged to cost of sales and $2.7 million for restructuring charges.

(b) Includes special charges of $11.3 million related to inventory revaluations and the write-down of certain software development costs charged to cost of sales and $5.7 million for restructuring charges.

(c) The net loss amounts in the second, third, and fourth quarters of fiscal 1995 do not include the recognition of any income tax benefits.


INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of QMS, Inc.:

We have audited the accompanying consolidated balance sheets of QMS, Inc. and subsidiaries as of September 27, 1996 and September 29, 1995, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three fiscal years in the period ended September 27, 1996. Our audits also included the financial statement schedule listed in the index at Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of QMS, Inc. and subsidiaries as of September 27, 1996 and September 29, 1995, and the results of their operations and their cash flows for each of the three fiscal years in the period ended September 27, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP

Birmingham, Alabama
October 25, 1996


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
----------------------------------------------------------------------

       FINANCIAL DISCLOSURE.
       ---------------------

     None.


                                    PART III
                                    --------


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
-------------------------------------------------------------

     The information required by this item is incorporated by reference to information under the captions "Proposal 1 - Election of Directors - Directors and Director Nominees" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" on pages 2-4 of the Proxy Statement and "Executive Officers" on pages 4-5 of the Proxy Statement.


ITEM 11.  EXECUTIVE COMPENSATION.
---------------------------------

     The information required by this item is incorporated by reference to information under the captions "Proposal 1 - Election of Directors - Director Compensation" on pages 2-3, "Executive Compensation Tables" on pages 6-8, "Stock Performance Graph" on page 9, "Executive Agreements" on pages 9-10, and "Report of the Compensation Committee of the Board of Directors of QMS, Inc." on pages 10-12 of the Proxy Statement.


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


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
---------------------------------------------------------

     The information required by this item is incorporated by reference to information under the caption "Compensation Committee Interlocks and Insider Participation" on page 12 of the Proxy Statement.


                                    PART IV
                                    -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
--------------------------------------------------------------------------

     (a)  The following documents are filed as part of this report:

          1.   Financial Statements

               The following financial statements are included in Item 8 of Part
               II:

          . Consolidated Statements of Operations for the Fiscal Years Ended September 27, 1996, September 29, 1995, and September 30, 1994.

          . Consolidated Statements of Changes in Stockholders' Equity for the Fiscal Years Ended September 27, 1996, September 29, 1995, and September 30, 1994.

          . Consolidated Balance Sheets at September 27, 1996 and September 29, 1995.

          . Consolidated Statements of Cash Flows for the Fiscal Years Ended September 27, 1996, September 29, 1995, and September 30, 1994.

          . Notes to Consolidated Financial Statements for the Fiscal Years September 27, 1996, September 29, 1995, and September 30, 1994.

          2.   Financial Statement Schedules

               The schedule listed below is included herein immediately after the signature pages hereto. Schedules not listed below have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.


          Schedule
          Number          Description
          ------          -----------

          VIII           Valuation and Qualifying Accounts and Reserves for the Three Fiscal Years Ended September 27, 1996.

          The Registrant's independent auditors' report on the financial statements and financial statement schedule listed above is located at Item 8 of Part II.

          3. Exhibits:

          Exhibit
          Number          Description
          ------          -----------


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

          10(d)          Supplemental Executive Retirement Plan Agreements dated September 30, 1991. 4/*

          10(e)(i)       Worldwide Master Purchase Agreement 90-01 among Canon U.S.A., Inc., Canon Europa, N.V. and QMS, Inc. dated
                         October 1, 1990.5/

          10(e)(ii)      SX/TX/LX Worldwide Master Purchase Agreement 90-02 among Canon U.S.A., Inc., Canon Europa, N.V. and QMS,
                         Inc. dated October 1, 1990.5/

          10(e)(iii)     LBP-20 Purchase Agreement 90-03-LBP-20 between Canon U.S.A., Inc. and QMS, Inc. dated October 1, 1990.5/

          10(h)          Form of Executive Agreement entered into with:  James L. Busby, Donald L. Parker, Ph.D., Charles D. Daley
                         and James K. Doan. 10/*

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

          10(m)          QMS, Inc. Employee Stock Purchase Plan. 18/

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

          10(q)(iii)     Pledge and Security Agreement and Pledging of Shares, each dated October 16, 1995 by Jalak Investments,
                         B.V. in favor of QMS, Inc. 14/

          10(q)(iv)      Deed of Subordination and Pledge dated October 16, 1995 by and among QMS, Inc., QMS Europe B.V. and Credit
                         Lyonnais Bank Nederland N.V. 14/

          10(q)(v)       Master Distributor Agreement dated October 16, 1995 among the Registrant, QMS Europe B.V. and QMS
                         Australia PTY Ltd. 14/

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

          10(r)(vii)     General Continuing Guaranty dated November 7, 1995 by QMS Canada Inc. in favor of Foothill Capital
                         Corporation. 15/

          10(r)(viii)    Security Agreement dated November 7, 1995 by and between Foothill Capital Corporation and QMS Canada Inc.
                         15/

          10(r)(ix)      General Continuing Guaranty dated November 7, 1995 by QMS Circuits, Inc. in favor of Foothill Capital
                         Corporation. 15/

          10(r)(x)       Security Agreement dated November 7, 1995 between Foothill Capital Corporation and QMS Circuits, Inc. 15/

          10(r)(xi)      Amendment Number One dated December 4, 1995 to the Loan and Security Agreement dated November 7, 1995. 17/

          10(r)(xii)     Amendment Number Two dated February 7, 1996 to the Loan and Security Agreement dated November 7, 1995. 17/

          10(r)(xiii)    Amendment Number Three dated July 31, 1996 to the Loan and Security Agreement dated November 7, 1995. 17/

          10(s)(i)       Asset Purchase Agreement dated September 30, 1995 between QMS Japan Kabushiki Kaisha ("QMS Japan KK") and
                         QMS, Inc. 16/

          10(s)(ii)      Assumption of Liabilities dated September 30, 1995 by QMS Japan, KK. 16/

          10(s)(iii)     Inventory Johto-Tampo Agreement dated September 30, 1995 between QMS Japan, KK and QMS, Inc. 16/

          10(s)(iv)      Master Distributor Agreement dated September 30, 1995 between QMS Japan, KK and QMS, Inc. 16/

          10(s)(v)       Promissory Note dated September 30, 1995 in the original principal amount of U.S. $3,000,000 from Yoji
                         Kawai in favor of QMS Japan, KK. 16/

          10(s)(vi)      Promissory Note dated September 30, 1995 in the original principal amount of U.S. $500,000 from Yoji Kawai in favor of QMS Japan, KK. 16/

          10(s)(vii)     Trademark and Trade Name License Agreement dated December 7, 1995 between QMS Japan, KK and QMS, Inc. 16/

          10(s)(viii)    Assumption Agreement dated December 7, 1995 between QMS Japan, KK and QMS, Inc. 16/

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

     14/  Incorporated herein by reference to exhibits in Registrant's Form 8-K filed on October 16, 1995 (Commision File No. 1-
          9348).

     15/  Incorporated herein by reference to exhibits in Registrant's Form 8-K filed on November 21, 1995 (Commision File No. 1-
          9348).

     16/  Incorporated herein by reference to exhibit of same number in Registrant's annual report on Form 10-K for the fiscal year ended September 29, 1995 (Commission File No. 1-9348).

     17/  Incorporated herein by reference to exhibit of same number in Registrant's quarterly report  on Form 10-Q for the fiscal quarter ended June 28, 1996 (Commission File No. 1-9348).

     18/  Incorporated herein by reference to Appendix A to the Registrant's Proxy Statement for the Annual Meeting of Stockholders
          held on January 23, 1996 (Commission File No. 1-9348).


(b)  Reports on Forms 8-K:  None.


                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                QMS, Inc.

Date:   December 20, 1996                       By: /s/James L. Busby
                                                    --------------------------------------------------------------
                                                    James L. Busby
                                                    President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date:   December 20, 1996                           /s/James L. Busby
                                                    --------------------------------------------------------------
                                                    James L. Busby
                                                    President and Director (Principal Executive
                                                    Officer)



Date:   December 20, 1996                           /s/Charles D. Daley
                                                    --------------------------------------------------------------
                                                    Charles D. Daley
                                                    Director



Date:   December 20, 1996                           /s/Donald L. Parker, Ph.D.
                                                    --------------------------------------------------------------
                                                    Donald L. Parker, Ph.D.
                                                    Director



Date:   December 20, 1996                           /s/Lucius E. Burch, III
                                                    --------------------------------------------------------------
                                                    Lucius E. Burch, III
                                                    Director



Date:   December 20, 1996                           /s/Michael C. Dow
                                                    --------------------------------------------------------------
                                                    Michael C. Dow
                                                    Director



Date:   December 20, 1996                           /s/S. Felton Mitchell, Jr.
                                                    --------------------------------------------------------------
                                                    S. Felton Mitchell, Jr.
                                                    Director



Date:   December 20, 1996                           /s/Jack Edwards
                                                    --------------------------------------------------------------
                                                    Jack Edwards
                                                    Director



Date:   December 20, 1996                           /s/Rigdon Currie
                                                    --------------------------------------------------------------
                                                    Rigdon Currie
                                                    Director




                                 SCHEDULE VIII
                           QMS, INC. AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              FOR THE THREE FISCAL YEARS ENDED SEPTEMBER 27, 1996

                                                                               Additions
                                                         Balance at           Charged to
                                                         Beginning             Costs and                              Balance at
Description                                               of Year              Expenses          Deductions (a)       End of Year
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts--deducted from receivables
  in the balance sheet

  YEAR ENDED SEPTEMBER 30, 1994.......................  $   580,000           $   228,000         $   304,000         $   504,000
                                                        ===========           ===========         ===========         ===========

  YEAR ENDED SEPTEMBER 29, 1995.......................  $   504,000           $   282,000         $   240,000         $   546,000
                                                        ===========           ===========         ===========         ===========

  YEAR ENDED SEPTEMBER 27, 1996.......................  $   546,000           $   328,000         $   491,000         $   383,000
                                                        ===========           ===========         ===========         ===========

                                                         Balance at            Additions
                                                         Beginning            Charged to                              Balance at
Description                                               of Year          Other Accounts(b)       Deductions         End of Year
---------------------------------------------------------------------------------------------------------------------------------
Allowance for notes receivable--deducted from notes
  receivable in the balance sheet

  YEAR ENDED SEPTEMBER 30, 1994.......................  $         0           $         0         $         0         $         0
                                                        ===========           ===========         ===========         ===========

  YEAR ENDED SEPTEMBER 29, 1995.......................  $         0            $         0         $        0         $         0
                                                        ===========           ===========         ===========         ===========

  YEAR ENDED SEPTEMBER 27, 1996.......................  $         0           $   900,000         $         0         $   900,000
                                                        ===========           ===========         ============        ===========

                                                                               Additions
                                                         Balance at           Charged to
                                                         Beginning             Costs and                              Balance at
Description                                               of Year              Expenses          Deductions (c)       End of Year
---------------------------------------------------------------------------------------------------------------------------------
Inventory reserves--deducted from gross inventories
  in the balance sheet

  YEAR ENDED SEPTEMBER 30, 1994.......................  $ 6,304,000           $ 5,388,000         $ 4,884,000         $ 6,808,000
                                                        ===========           ===========         ===========         ===========

  YEAR ENDED SEPTEMBER 29, 1995.......................  $ 6,808,000           $19,132,000         $15,108,000         $10,832,000
                                                        ===========           ===========         ===========         ===========

  YEAR ENDED SEPTEMBER 27, 1996.......................  $10,832,000           $ 2,123,000         $ 7,778,000         $ 5,177,000
                                                        ===========           ===========         ===========         ===========


                                                                               Additions
                                                         Balance at           Charged to
                                                         Beginning             Costs and                              Balance at
Description                                               of Year               Expenses         Deductions(d)        End of Year
----------------------------------------------------------------------------------------------------------------------------------
Reserves for restructuring charges and
    divestitures of businesses

  YEAR ENDED SEPTEMBER 30, 1994.......................  $         0           $         0         $         0         $         0
                                                        ===========           ===========         ===========         ===========

  YEAR ENDED SEPTEMBER 29, 1995.......................  $         0           $10,149,000         $         0         $10,149,000
                                                        ===========           ===========         ===========         ===========

  YEAR ENDED SEPTEMBER 27, 1996.......................  $10,149,000           $         0         $ 9,683,000         $   466,000
                                                        ===========           ===========         ===========         ===========

--------
(a)  Uncollectible accounts written off
(b)  Reclassification from restructuring reserve
(c)  Disposal of inventory
(d) Includes salary continuation and outplacement, divestitures of businesses, and other write-offs. See Note 18 to the Registrant's Consolidated Financial Statement under Item 8.


                                     INDEX
3.   Exhibits:

Exhibit                                                                                             Page
Number             Description                                                                      Number
---------          --------------------------------------------------------                         ------
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

10(d) Supplemental Executive Retirement Plan Agreements dated September 30, 1991. 4/*

10(e)(i)            Worldwide Master Purchase Agreement 90-01 among
                    Canon U.S.A., Inc., Canon Europa, N.V. and QMS, Inc.
                    dated October 1, 1990.5/

10(e)(ii)           SX/TX/LX Worldwide Master Purchase Agreement
                    90-02 among Canon U.S.A., Inc., Canon Europa,
                    N.V. and QMS, Inc. dated October 1, 1990.5/

10(e)(iii)          LBP-20 Purchase Agreement 90-03-LBP-20 between
                    Canon U.S.A., Inc. and QMS, Inc. dated October 1, 1990.5/

10(h)               Form of Executive Agreement entered into with:  James L.
                    Busby, Donald L. Parker, Ph.D., Charles D. Daley and
                    James K. Doan. 10/*

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

10(m)               QMS, Inc. Employee Stock Purchase Plan. 18/

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

10(r)(vii)          General Continuing Guaranty dated November 7,
                    1995 by QMS Canada Inc. in favor of Foothill Capital
                    Corporation. 15/

10(r)(viii)         Security Agreement dated November 7, 1995 by
                    and between Foothill Capital Corporation and QMS
                    Canada Inc. 15/

10(r)(ix)           General Continuing Guaranty dated November 7,
                    1995 by QMS Circuits, Inc. in favor of Foothill Capital
                    Corporation. 15/

10(r)(x) Security Agreement dated November 7, 1995 between Foothill Capital Corporation and QMS
                    Circuits, Inc. 15/

10(r)(xi)           Amendment Number One dated December 4, 1995 to
                    the Loan and Security Agreement dated November 7,
                    1995. 17/

10(r)(xii)          Amendment Number Two dated February 7, 1996 to
                    the Loan and Security Agreement dated November 7,
                    1995. 17/

10(r)(xiii)         Amendment Number Three dated July 31, 1996 to
                    the Loan and Security Agreement dated November 7,
                    1995. 17/

10(s)(i)            Asset Purchase Agreement dated September 30,
                    1995 between QMS Japan Kabushiki Kaisha
                    ("QMS Japan KK") and QMS, Inc. 16/

10(s)(ii)           Assumption of Liabilities dated September 30,
                    1995 by QMS Japan, KK. 16/

10(s)(iii)          Inventory Johto-Tampo Agreement dated September 30,
                    1995 between QMS Japan, KK and QMS, Inc. 16/

10(s)(iv)           Master Distributor Agreement dated September 30,
                    1995 between QMS Japan, KK and QMS, Inc. 16/

10(s)(v) Promissory Note dated September 30, 1995 in the original principal amount of U.S. $3,000,000 from Yoji Kawai in favor of QMS Japan, KK. 16/

10(s)(vi)           Promissory Note dated September 30, 1995 in
                    the original principal amount of U.S. $500,000
                    from Yoji Kawai in favor of QMS Japan, KK. 16/

10(s)(vii)          Trademark and Trade Name License Agreement
                    dated December 7, 1995 between QMS Japan, KK
                    and QMS, Inc. 16/

10(s)(viii)         Assumption Agreement dated December 7, 1995
                    between QMS Japan, KK and QMS, Inc. 16/

11                  Statement Regarding Computation of Earnings Per
                    Share.

21                  Subsidiaries of the Registrant.

27                  Financial Data Schedules


-------
---------
----------------------
     *    Indicates a management contract or compensatory plan or arrangement.

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

     14/  Incorporated herein by reference to exhibits in Registrant's Form 8-K filed on October 16, 1995 (Commision File No. 1-
          9348).

     15/  Incorporated herein by reference to exhibits in Registrant's Form 8-K filed on November 21, 1995 (Commision File No. 1-
          9348).

     16/  Incorporated herein by reference to exhibit of same number in Registrant's annual report on Form 10-K for the fiscal year ended September 29, 1995 (Commission File No. 1-9348).

     17/  Incorporated herein by reference to exhibit of same number in Registrant's quarterly report  on Form 10-Q for the fiscal quarter ended June 28, 1996 (Commission File No. 1-9348).

     18/  Incorporated herein by reference to Appendix A to the Registrant's Proxy Statement for the Annual Meeting of Stockholders
          held on January 23, 1996 (Commission File No. 1-9348).

(b)  Reports on Forms 8-K:  None.