Form 10-Q
period 1996-12-27
QMS INC
filed 1997-02-07
CIK 710983

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   DECEMBER 27, 1996
                               ----------------------------------


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



     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of the issuer's common stock, as of the latest practicable date
     10,697,065 AT JANUARY 24, 1997.
------------------------------------




                           QMS, INC. AND SUBSIDIARIES
                           ==========================

                                     INDEX
                                     -----

PART I - FINANCIAL INFORMATION                                                                 PAGE NUMBER
         ---------------------                                                                 -----------

  Item 1.  Financial Statements
     Condensed Consolidated Balance Sheets
       (unaudited) as of December 27, 1996 and
       September 27, 1996                                                                        3 - 4
     Condensed Consolidated Statements of Operations
       (unaudited) for the three months ended
       December 27, 1996 and December 29, 1995                                                      5
     Condensed Consolidated Statements of Cash Flows
       (unaudited) for the three months ended
       December 27, 1996 and December 29, 1995                                                      6
     Notes to Condensed Consolidated Financial Statements
       (unaudited)                                                                                7 - 8

  Item 2.  Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                                      9 - 10


PART II - OTHER INFORMATION                                                                      11 - 12
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






                           QMS, INC. AND SUBSIDIARIES
                           ==========================

                         PART I - FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 as of December 27, 1996 and September 27, 1996
                                  (Unaudited)

                                                                                  December 27,           September 27,
in thousands                                                                          1996                   1996
-----------------------------------------------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
    Cash and Cash Equivalents                                                      $          57         $         190
    Trade Receivables (less allowance for doubtful
      accounts of $361 at December 1996 and $383
      at September 1996)                                                                  23,137                24,145
    Notes Receivable                                                                       2,667                 2,667
    Inventories, Net (Note 3)                                                             28,771                28,366
    Other Current Assets                                                                   3,150                 2,908
                                                                                   -------------         -------------
         Total Current Assets                                                             57,782                58,276

PROPERTY, PLANT, AND EQUIPMENT                                                            62,679                62,534
    Less Accumulated Depreciation                                                         43,235                42,252
                                                                                   -------------         -------------
         Total Property, Plant, and Equipment, Net                                        19,444                20,282

NOTES RECEIVABLE, Net                                                                      2,100                 2,267

OTHER ASSETS, Net (Note 4)                                                                11,724                10,893
                                                                                   -------------         -------------

    TOTAL ASSETS                                                                   $      91,050         $      91,718
                                                                                   =============         =============

See Notes to Condensed Consolidated Financial Statements

--------


                           QMS, INC. AND SUBSIDIARIES
                           ==========================

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 as of December 27, 1996 and September 27, 1996
                                  (Unaudited)

                                                                                     December 27,      September 27,
in thousands                                                                            1996                 1996
-----------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts Payable                                                               $      10,442         $       7,463
    Revolving Credit Loan and Short-Term Debt (Note 5)                                    12,297                14,432
    Other Current Liabilities (Note 6)                                                    16,981                18,646
                                                                                   -------------         -------------
         Total Current Liabilities                                                        39,720                40,541

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS                                                 506                   531

OTHER LIABILITIES                                                                          3,236                 3,214

STOCKHOLDERS' EQUITY                                                                      47,588                47,432
                                                                                   -------------         -------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $      91,050         $      91,718
                                                                                   =============         =============

See Notes to Condensed Consolidated Financial Statements

--------



                           QMS, INC. AND SUBSIDIARIES
                           ==========================

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
       For the Three Months Ended December 27, 1996 and December 29, 1995
                                   (Unaudited)

                                                                             Three Months Ended
                                                                             ------------------
                                                                      December 27,             December 29,
in thousands, except per share amounts                                    1996                     1995
--------------------------------------------------------------------------------------------------------------

NET SALES
    Printers and Supplies                                          $         23,115           $        29,447
    U.S. Service                                                              8,353                     7,898
                                                                   ----------------           ---------------
        Total Net Sales                                                      31,468                    37,345

COST OF GOODS SOLD
    Printers and Supplies                                                    16,851                    20,292
    U.S. Service                                                              4,896                     4,636
                                                                   ----------------           ---------------
        Total Cost of Goods Sold                                             21,747                    24,928
                                                                   ----------------           ---------------


GROSS PROFIT
    Printers and Supplies                                                     6,264                     9,155
    U.S. Service                                                              3,457                     3,262
                                                                   ----------------           ---------------
        Total Gross Profit                                                    9,721                    12,417
                                                                   ----------------           ---------------


SELLING, GENERAL AND ADMINISTRATIVE
    EXPENSES                                                                  9,273                    10,973

OPERATING INCOME                                                                448                     1,444
                                                                   ----------------           ---------------


OTHER INCOME (EXPENSE)
    Interest Income                                                             100                        79
    Interest Expense                                                           (325)                     (574)
    Miscellaneous Expense                                                      (155)                     (330)
                                                                   -----------------          ----------------
        Total Other Expense                                                    (380)                     (825)
                                                                   -----------------          ----------------


INCOME BEFORE INCOME TAXES                                                       68                       619

INCOME TAX PROVISION                                                              6                         0
                                                                   ----------------           ---------------

NET INCOME                                                         $             62           $           619
                                                                   ================           ===============

EARNINGS PER COMMON SHARE (Note 2)
    Primary & Fully Diluted                                        $          0.01            $          0.06

SHARES USED IN PER SHARE COMPUTATION (Note 2)
    Primary                                                                  10,757                    10,677
    Fully Diluted                                                            10,758                    10,679

See Notes to Condensed Consolidated Financial Statements

--------



                           QMS, INC. AND SUBSIDIARIES
                           ==========================

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
       For the Three Months Ended December 27, 1996 and December 29, 1995
                                   (Unaudited)

                                                                                        Three Months Ended
                                                                                        ------------------
                                                                                 December 27,           December 29,
in thousands                                                                          1996                   1995
------------------------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities:
    Net Income                                                                   $           62          $          619
    Adjustments to Reconcile Net Income to Net Cash
        Provided by Operating Activities:
        Depreciation of Property, Plant and Equipment                                     1,282                   1,424
        Amortization of Capitalized and Deferred Software                                 1,476                   1,082
        Provision for Losses on Inventory                                                   618                     609
        Other                                                                                (5)                     20
    Net Change in Assets and Liabilities that provided cash                                879                   9,892
                                                                                 --------------          --------------
            Net Cash Provided by Operating Activities                                     4,312                  13,646

Cash Flows from Investing Activities:
    Additions to Notes Receivable                                                             0                  (7,500)
    Collections of Notes Receivable                                                         167                       0
    Purchase of Property, Plant and Equipment                                              (492)                   (294)
    Additions to Capitalized and Deferred Software Costs                                 (2,094)                 (1,535)
    Proceeds from Divestiture of Businesses                                                   0                   7,668
    Other                                                                                    39                    (252)
                                                                                 --------------          ---------------
             Net Cash Used in Investing Activities                                       (2,380)                 (1,913)

Cash Flows from Financing Activities:
    Proceeds from Debt and Capital Lease Obligations                                        185                  12,727
    Payments of Debt and Capital Lease Obligations                                       (2,345)                (23,611)
    Payments of Bank Loans                                                                    0                  (7,764)
    Other                                                                                    79                     156
                                                                                 --------------          --------------
        Net Cash Used in Financing Activities                                            (2,081)                (18,492)

Effect of Exchange Rate Changes on Cash                                                      16                    (118)
                                                                                 --------------          ---------------

Net Change in Cash and Cash Equivalents                                                    (133)                 (6,877)
Cash and Cash Equivalents at Beginning of Period                                            190                   7,431
                                                                                 --------------          --------------
Cash and Cash Equivalents at End of Period                                       $           57          $          554
                                                                                 ==============          ==============

See Notes to Condensed Consolidated Financial Statements

--------



                           QMS, INC. AND SUBSIDIARIES
                           ==========================

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. MANAGEMENT OPINION

  In the opinion of management, the condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of December 27, 1996, the results of operations for the three months ended December 27, 1996 and December 29, 1995 and changes in cash flows for the three months ended December 27, 1996 and December 29, 1995.
  All adjustments included in the condensed consolidated financial statements are of a normal recurring nature except amounts related to the restructuring reserves (see Note 8). The results of operations for the three months ended December 27, 1996 are not necessarily indicative of the results to be expected for the fiscal year ending October 3, 1997.


2. PER COMMON SHARE COMPUTATIONS

  Per share computations are based on the weighted average number of common shares outstanding during the period and the dilutive effect of the assumed exercise of stock options. This effect was not material for the three-month periods ending December 27, 1996 and December 29, 1995 and did not change the amounts of the primary and fully diluted earnings per common share.


3. INVENTORIES

  Inventories at December 27, 1996 and September 27, 1996 are summarized as follows (in thousands):

                                                              December 27,                September 27,
                                                                  1996                         1996
                                                             ----------------           ------------------
  Raw materials                                              $         7,460             $          6,164
  Work in process                                                        972                        1,426
  Finished goods                                                      24,168                       25,953
  Inventory reserves                                                  (3,829)                      (5,177)
                                                             ---------------             ----------------
            TOTAL                                            $        28,771             $         28,366
                                                             ===============             ================



4. OTHER ASSETS

  Other assets at December 27, 1996 and September 27, 1996 are summarized as follows (in thousands):

                                                              December 27,                 September 27,
                                                                  1996                         1996
                                                             ----------------           -------------------
  Capitalized and deferred software costs                    $        10,146             $          9,528
  Other                                                                1,578                        1,365
                                                             ---------------             ----------------
            TOTAL                                            $        11,724             $         10,893
                                                             ===============             ================



5. CLASSIFICATION OF REVOLVING CREDIT LOAN AND SENIOR SECURED NOTES PAYABLE

  In compliance with FASB Emerging Issues Task Force Issue No. 95-22, "Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Arrangements That Include a Subjective Acceleration Clause and a Lock-Box Arrangement," the Company's revolving credit loan is classified as short-term debt in the financial statements. This revolving credit agreement expires in November 1999. The Company was in full compliance with all the covenants of this agreement as of December 27, 1996.


6. OTHER CURRENT LIABILITIES

  Other current liabilities at December 27, 1996 and September 27, 1996 are summarized as follows (in thousands):

                                                              December 27,                 September 27,
                                                                  1996                         1996
                                                             ----------------           -------------------
  Employment costs                                           $         2,876             $          3,714
  Deferred service revenue                                            10,212                       10,362
  Accrued expenses                                                     1,190                        1,075
  Restructuring reserves                                                 406                          466
  Other                                                                2,297                        3,029
                                                             ---------------             ----------------
            TOTAL                                            $        16,981             $         18,646
                                                             ===============             ================



7. COMMITMENTS AND CONTINGENCIES

  As of December 27, 1996, the Company had a commitment of approximately $13.1 million to purchase print engines under purchase contracts.

  The Company was contingently liable for approximately $524,000 as of December 27, 1996, the result of letters of credit issued in the normal course of business for the purchase of inventory.


8. RESTRUCTURING RESERVES

  At September 27, 1996 the Company had reserves for restructuring charges and business divestitures totaling $466,000. During the first quarter of fiscal 1997, total net charges of $60,000 were taken against these reserves leaving a balance of $406,000 at December 27, 1996.


9. RECLASSIFICATIONS

  Certain reclassifications have been made to fiscal 1996 amounts to conform to the fiscal 1997 presentation.



                           QMS, INC. AND SUBSIDIARIES
                           ==========================

                         PART I. FINANCIAL INFORMATION
                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

Net income for the first quarter of fiscal 1997 was $62,000 on net sales of $31.5 million compared to net income of $619,000 for the first quarter of fiscal 1996 on net sales of $37.3 million.

          Table of Net Sales Comparisons for Key Channels of Distribution
         ------------------------------------------------------------------

                                                   First Quarter ended
                             -------------------------------------------------------------

                               December 27,          December 29,
    (000's)                        1996                  1995                Difference
    -------                   ---------------      ---------------        ----------------

U.S. Direct                   $      13,615         $      12,737         $         878
U.S. Service                          8,353                 7,898                   455
U.S. Reseller                         1,789                 4,775                (2,986)
Europe                                2,767                 5,108                (2,341)
Japan                                 1,178                 2,502                (1,324)
Canada                                2,033                 3,081                (1,048)
QMS Circuits                            514                   873                  (359)
All Other                             1,219                   371                   848
                              ---------------------------------------------------------
Total                         $      31,468         $      37,345         $      (5,877)
                              ==========================================================


Net sales for the first fiscal quarter of 1997 declined by $5.9 million from the
first quarter of fiscal 1996.   Sixty-two percent of the decline is attributable
to lower revenues from Europe and Japan. This decrease was due primarily to the reduction of inventory levels of the 16 page-per-minute product which is being replaced by the new QMS(R) 2060 print system, a 20 page-per-minute printer. Substantially all of the decline in net income is attributable to these same factors. The decline of approximately $3.0 million in the U.S. reseller channel from fiscal 1996 to fiscal 1997 is due to the color printer and related consumables/service strategy that was implemented in the first quarter of fiscal 1996. At that time, the QMS Colorscript(R) LX was being sold at very low markups to increase sales volumes and the installed base of color laser printers. With this accomplished, increased sales of high margin color consumables and service contracts were realized in the first quarter of fiscal 1997 compared to the comparable period in fiscal 1996.

Gross margins declined from 33.2% in the first quarter of fiscal 1996 to 30.9% in the first quarter of fiscal 1997. The principal reasons for the decline are the reduced sales and related commissions to our European and Japanese trading partners coupled with the lower overall sales volumes in fiscal 1997 which resulted in the factory operating at a lower volume, causing manufacturing variances to increase.

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

Operating expenses for the first quarter of fiscal 1997 were $9.3 million, or 29.5% of sales, compared to $11.0 million, or 29.4% of sales, for the comparable period of fiscal 1996. The decrease of $1.7 million reflects both the continuing success of the Company's expense management program (implemented during the first half of fiscal 1996) and the Company's ability to keep expenses in line with revenues.

Total other expense for the first quarter of fiscal 1997 was $380,000, compared to $825,000 in the comparable period of fiscal 1996. This reduction of $445,000, or 53.9%, is principally the result of reduced interest expense. Total interest-bearing debt has been reduced from $19.7 million at December 29, 1995 to $12.8 million at December 27, 1996.

FINANCIAL CONDITION
-------------------

Inventories increased $405,000 in the first quarter of 1997 due primarily to the lower than anticipated sales. This increase was offset in part by a strong focus on the disposal of end-of-life products. Current liabilities decreased $821,000 during this quarter. The increase in accounts payable, due in large part to the timing of disbursements during the Christmas holidays, was more than offset by reductions in debt and other current liabilities.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the first quarter of fiscal 1997, the Company's working capital and capital expenditure requirements came principally from operations and borrowings under the revolving credit facility. The Company's net working capital as of December 27, 1996 was $18.1 million compared to $17.7 million at September 27, 1996.

At December 27, 1996, borrowings under the Foothill credit facility were $8.2 million with total borrowing capacity under this credit facility of $15.2 million, plus the availability of a $5 million term loan, which expires March 1, 1997.

In compliance with FASB Emerging Issues Task Force Issue No. 95-22, "Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Arrangements That Include a Subjective Acceleration Clause and a Lock-Box Arrangement," the Company's revolving credit loan is classified as short-term debt in the financial statements. This revolving credit facility expires in November 1999. The Company was in full compliance with all the covenants of this agreement as of December 27, 1996.

At December 27, 1996, the Company was not in compliance with certain covenants contained in the 6.15% senior secured notes payable and, accordingly, this obligation is classified as short-term debt. Although the Company has not received a waiver of the non-compliance, the holder of the senior secured notes has not taken steps to accelerate repayment of this debt and, in management's opinion, the status of this debt is unlikely to change. The Company's revolving credit facility provides the Company with the capacity to pay off the senior secured notes in the unlikely event that repayment of these notes is accelerated.

Management believes that the Company's continuing working capital and capital expenditure requirements will be met by cash flow from operations and borrowings under the revolving credit facility.


                           QMS, INC. AND SUBSIDIARIES
                           ==========================

                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS
--------------------------

The Company is a defendant in a case in the United States District Court for the Southern District of Alabama involving a former employee alleging violation of the plaintiff's civil rights and certain other acts of wrongful conduct. The Company has filed an answer denying all allegations of wrongful conduct in the complaint. The Company cannot predict the ultimate outcome of this case; however, it does not expect the resolution of this matter to materially affect the Company's financial condition or results of operations.


ITEM 2 - CHANGES IN SECURITIES - None.
------------------------------


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

(a) At December 27, 1996, the Company was not in compliance with certain covenants contained in the 6.15% senior secured notes payable. Covenant violations include noncompliance with minimum net income and current ratio requirements. Although the Company has not received a waiver of the noncompliance, the holder of the senior secured notes has not taken steps to accelerate repayment of this debt and, in management's opinion, the status of this debt is unlikely to change. The Company's revolving credit facility provides the Company with the capacity to pay off the senior secured notes in the unlikely event that repayment of these notes is accelerated. The revolving credit facility expires in November 1999. The Company was in full compliance with all of the covenants in this agreement as of December 27, 1996.

(b) None.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

The Company's Annual Meeting of Stockholders (the "Meeting") was held on January 21, 1997. The results of the voting on the election of directors were as follows:

     Nominee                                For                       Withheld              Total Votes Cast
     -------                                ---                       --------              ----------------
Donald L. Parker, Ph.D.                   9,656,961                    175,511                   9,832,472
F. Rigdon Currie                          9,645,375                    187,097                   9,832,472

Accordingly, all nominees for the Board of Directors were elected.

The results of the voting on the amendment to the Stock Option Plan for Directors described in the Proxy
Statement delivered in connection with the Meeting were as follows:

                                                                                                     Broker
            For                       Against                       Abstain                        Non-Votes
            ---                       -------                       -------                        ---------

         4,972,098                    562,276                       158,870                        4,139,228

Accordingly, the amendment to the Stock Option Plan for Directors was approved.


The results of the voting on the Company's 1997 Stock Incentive Plan described in the Proxy Statement delivered in connection with the Meeting were as follows:
                                                                                                     Broker
            For                       Against                       Abstain                        Non-Votes
            ---                       -------                       -------                        ---------

         4,318,998                  1,228,323                       145,923                        4,139,228

Accordingly, the 1997 Stock Incentive Plan was adopted.

--------


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


                                         QMS, INC.
                                         (Registrant)


Date:      February 6, 1997              /s/ Gerald G. Roenker
      --------------------------         ----------------------------

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