Form 10-Q
period 1997-03-28
QMS INC
filed 1997-05-09
CIK 710983

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                ---------------

                                   FORM 10-Q

(MARK ONE)

/ X /     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended          MARCH 28, 1997
                              -----------------------------------------------

                                       OR

/   /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from               to
                              -------------    ------------------------------


                         Commission file number 1-9348
                                               ------

                                    QMS, INC.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                     63-0737870
------------------------------------------------------------------------------
(State or other jurisdiction of         (I.R.S.  Employer Identification Number)
      incorporation or organization)


       ONE MAGNUM PASS, MOBILE, AL                      36618
--------------------------------------------------------------------------------
     (Address of principal executive offices)                  (Zip Code)


                                 (334) 633-4300
------------------------------------------------------------------------------
                  (Registrant's telephone number, including area code)


                                NOT APPLICABLE
------------------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                              Yes     X        No
                                                -----------     -------------

      APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of the issuer's common stock, as of the latest practicable date
      10,697,065 AT APRIL 25, 1997.
-----------------------------------

                                                     QMS, INC. AND SUBSIDIARIES




                                                               INDEX
                                                              -----

PART I - FINANCIAL INFORMATION                                                                   PAGE NUMBER
        ---------------------                                                                    ----------
  Item 1.  Financial Statements
     Condensed Consolidated Balance Sheets
       (unaudited) as of March 28, 1997 and
       September 27, 1996                                                                         3 - 4
     Condensed Consolidated Statements of Operations
       (unaudited) for the three and six months ended
       March 28, 1997 and March 29, 1996                                                            5
     Condensed Consolidated Statements of Cash Flows
       (unaudited) for the six months ended
       March 28, 1997 and March 29, 1996                                                            6
     Notes to Condensed Consolidated Financial Statements
       (unaudited)                                                                                7 - 9

  Item 2.  Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                                      10 - 12


PART II - OTHER INFORMATION                                                                         13
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











                                                     QMS, INC. AND SUBSIDIARIES



                                                  PART I -  FINANCIAL INFORMATION
                                                   ITEM 1.  FINANCIAL STATEMENTS

                                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                            as of March 28, 1997 and September 27, 1996
                                                            (Unaudited)

                                                                                       March 28,         September 27,
in thousands                                                                             1997                1996
------------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
    Cash and Cash Equivalents                                                      $         253         $         190
    Trade Receivables (less allowance for doubtful
      accounts of $340 at March 1997 and $383
      at September 1996)                                                                  21,013                24,145
    Note Receivable                                                                          110                   667
    Inventories, Net (Note 3)                                                             28,635                28,366
    Other Current Assets                                                                   2,637                 2,908
                                                                                  -------------         -------------
         Total Current Assets                                                             52,648                56,276
                                                                                  -------------         -------------

PROPERTY, PLANT AND EQUIPMENT                                                             43,035                62,534
    Less Accumulated Depreciation                                                         36,107                42,252
                                                                                  -------------         -------------
         Property, Plant and Equipment, Net                                                6,928                20,282

NOTES RECEIVABLE, NET                                                                      3,767                 4,267

OTHER ASSETS, NET (Note 4)                                                                12,601                10,893
                                                                                  -------------         -------------

    TOTAL ASSETS                                                                   $      75,944         $      91,718





See Notes to Condensed Consolidated Financial Statements


                                                     QMS, INC. AND SUBSIDIARIES


                                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                            as of March 28, 1997 and September 27, 1996
                                                            (Unaudited)
                                                                                       March 28,         September 27,
in thousands                                                                             1997                1996
------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts Payable                                                               $       8,080         $       7,463
    Revolving Credit Loan and Short-Term Debt (Note 5)                                     1,609                14,432
    Other Current Liabilities (Note 6)                                                    18,304                18,646
                                                                                  -------------         -------------
        Total Current Liabilities                                                         27,993                40,541

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS                                                 526                   531

OTHER LIABILITIES                                                                          3,776                 3,214

STOCKHOLDERS' EQUITY                                                                      43,649                47,432
                                                                                  -------------         -------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $      75,944         $      91,718



See Notes to Condensed Consolidated Financial Statements



                                                     QMS, INC. AND SUBSIDIARIES


                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                For the Three and Six Months Ended March 28, 1997 and March 29, 1996
                                                             (Unaudited)

                                                               Three Months Ended                   Six Months Ended
                                                               ------------------                   ------------------
                                                             March 28,        March 29,       March 28,           March 29,
in thousands, except per share amounts                         1997             1996            1997                1996
-----------------------------------------------------------------------------------------------------------------------------

NET SALES
    Printers and Supplies                                 $    22,487      $    29,211        $    45,602   $    58,658
    U.S. Service                                                8,400            8,192             16,753        16,090
                                                         -----------      -----------        -----------   -----------
         Total Net Sales                                       30,887           37,403             62,355        74,748
                                                         -----------      -----------        -----------   -----------

COST OF GOODS SOLD
    Printers and Supplies                                      18,087           19,981             34,938        40,273
    U.S. Service                                                5,472            4,982             10,368         9,618
                                                         -----------      -----------        -----------   -----------
         Total Cost of Goods Sold                              23,559           24,963             45,306        49,891
                                                         -----------      -----------        -----------   -----------

GROSS PROFIT
    Printers and Supplies                                       4,400            9,230             10,664        18,385
    U.S. Service                                                2,928            3,210              6,385         6,472
                                                         -----------      -----------        -----------   -----------
         Total Gross Profit                                     7,328           12,440             17,049        24,857
                                                         -----------      -----------        -----------   -----------

SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES                                   11,416           10,881             20,689        21,854
                                                         -----------      -----------        -----------   -----------

OPERATING INCOME (LOSS)                                        (4,088)           1,559             (3,640)        3,003
                                                         ------------     -----------        ------------  -----------

OTHER INCOME (EXPENSE)
    Interest Income                                                88               90                188           169
    Interest Expense                                             (223)            (451)              (548)       (1,024)
    Miscellaneous Expense                                        (169)            (141)              (324)         (472)
                                                         ------------     ------------       ------------  ------------
         Total Other Expense                                     (304)            (502)              (684)       (1,327)
                                                         ------------     ------------       ------------  ------------

INCOME (LOSS) BEFORE INCOME TAXES                              (4,392)           1,057             (4,324)        1,676

INCOME TAX BENEFIT                                                 (6)               0                  0             0
                                                         ------------     -----------        -----------   -----------

NET INCOME (LOSS)                                         $    (4,386)     $     1,057        $    (4,324)  $     1,676



EARNINGS (LOSS) PER
     COMMON SHARE (Note 2)
    Primary and Fully Diluted                             $     (0.41)     $      0.10        $     (0.40)  $      0.16

SHARES USED IN PER SHARE
     COMPUTATION (Note 2)
    Primary and Fully Diluted                                  10,697           10,723             10,695        10,700

See Notes to Condensed Consolidated Financial Statements

                                                     QMS, INC. AND SUBSIDIARIES



                                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     For the Six Months Ended March 28, 1997 and March 29, 1996
                                                             (Unaudited)


                                                                                       March 28,           March 29,
in thousands                                                                             1997                1996
------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
   Net Income (Loss)                                                               $      (4,324)                1,676
   Adjustments to Reconcile Net Income (Loss) to Net Cash
       Provided by Operating Activities:
          Depreciation of Property, Plant and Equipment                                    2,536                 2,786
          Amortization of Capitalized and Deferred Software                                3,235                 2,134
          Provision for Losses on Inventory                                                2,020                 1,092
          Other                                                                               50                    60
   Net Change in Assets and Liabilities that Provided Cash                                   711                 8,499
                                                                                  -------------         -------------
             Net Cash Provided by Operating Activities                                     4,228                16,247
                                                                                  -------------         -------------

Cash Flows from Investing Activities:
   Additions to Notes Receivable                                                               0                (7,500)
   Collections of Notes Receivable                                                         1,057                     0
   Purchase of Property, Plant and Equipment                                              (1,079)                 (808)
   Proceeds from Disposal of Property, Plant and Equipment                                12,585                     0
   Additions to Capitalized and Deferred Software Costs                                   (4,233)               (3,827)
   Proceeds from Divestiture of Businesses                                                     0                 9,800
   Other                                                                                       0                    90
                                                                                  -------------         -------------
             Net Cash Provided by (Used in) Investing Activities                           8,330                (2,245)
                                                                                  -------------         -------------

Cash Flows from Financing Activities:
   Proceeds from Debt and Capital Lease Obligations                                          318                12,887
   Payments of Debt and Capital Lease Obligations                                        (13,146)              (25,356)
   Payments of Bank Loans                                                                      0                (7,764)
   Other                                                                                     328                   158
                                                                                  -------------         -------------
             Net Cash Used in Financing Activities                                       (12,500)              (20,075)
                                                                                  --------------        -------------

Effect of Exchange Rate Changes on Cash                                                        5                  (272)
                                                                                  -------------         --------------

Net Change in Cash and Cash Equivalents                                                       63                (6,345)
Cash and Cash Equivalents at Beginning of Period                                             190                 7,431
                                                                                  -------------         -------------
Cash and Cash Equivalents at End of Period                                         $         253         $       1,086



See Notes to Condensed Consolidated Financial Statements


























                           QMS, INC. AND SUBSIDIARIES



              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.MANAGEMENT OPINION

  In the opinion of management, the condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of March 28, 1997, the results of operations for the three and six months ended March 28, 1997 and March 29, 1996 and changes in cash flows for the six months ended March 28, 1997 and March 29, 1996. All adjustments included in the condensed consolidated financial statements are of a normal recurring nature except amounts related to the restructuring reserves (see
  Note 8). The results of operations for the six months ended March 28, 1997 are not necessarily indicative of the results to be expected for the fiscal year ending October 3, 1997.


2.PER COMMON SHARE COMPUTATIONS

  Per share computations are based on the weighted average number of common shares outstanding during the period and the dilutive effect of the assumed exercise of stock options. This effect was not material for the three- and six-month periods ending March 28, 1997 and March 29, 1996 and did not change the amounts of the primary and fully diluted earnings (loss) per common share.


3.INVENTORIES

  Inventories at March 28, 1997 and September 27, 1996 are summarized as follows (in thousands):

                                                                 March 28,                September 27,
                                                                   1997                       1996
                                                            -----------------           -----------------
  Raw materials                                              $          6,303             $         6,164
  Work in process                                                       2,232                       1,426
  Finished goods                                                       24,706                      25,953
  Inventory reserves                                                   (4,606)                     (5,177)
                                                            ----------------             ---------------
             TOTAL                                           $         28,635             $        28,366





4.OTHER ASSETS

  Other assets at March 28, 1997 and September 27, 1996 are summarized as follows (in thousands):

                                                                 March 28,                September 27,
                                                                   1997                       1996
                                                            -----------------           -----------------
---
  Capitalized and deferred software costs                    $         10,526             $         9,528
  Other                                                                 2,075                       1,365
                                                            ----------------             ---------------
             TOTAL                                           $         12,601             $        10,893





5.CLASSIFICATION OF REVOLVING CREDIT LOAN

  In compliance with FASB Emerging Issues Task Force Issue No. 95-22, "Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Arrangements That Include a Subjective Acceleration Clause and a Lock-Box Arrangement," the Company's revolving credit loan is classified as short-term debt in the financial statements. This revolving credit agreement expires in November 1999. The Company has received a waiver of noncompliance from the lender for the net worth requirement at March 28, 1997, and was in compliance with all other covenants.


6.OTHER CURRENT LIABILITIES

  Other current liabilities at March 28, 1997 and September 27, 1996 are summarized as follows (in thousands):

                                                                 March 28,                September 27,
                                                                   1997                       1996
                                                            -----------------           -----------------
  Employment costs                                           $          3,935             $         3,714
  Deferred service revenue                                             10,316                      10,362
  Accrued expenses                                                      1,250                       1,075
  Restructuring reserves                                                  344                         466
  Other                                                                 2,459                       3,029
                                                            ----------------             ---------------
             TOTAL                                           $         18,304             $        18,646





7.COMMITMENTS AND CONTINGENCIES

  As of March 28, 1997, the Company had a commitment of approximately $14.5 million under contracts to purchase print engines and related components.

  The Company was contingently liable for approximately $235,000 as of March 28, 1997, the result of letters of credit issued in the normal course of business for the purchase of inventory.


8.RESTRUCTURING RESERVES

  At September 27, 1996 the Company had reserves for restructuring charges and business divestitures totaling $466,000. During the first six months of fiscal 1997, total net charges of $122,000 were taken against these reserves leaving a balance of $344,000 at March 28, 1997.


9.SALE-LEASEBACK

  In February 1997, the Company completed the sale and leaseback of land and buildings at its Mobile, Alabama headquarters and operations. The initial term of the operating lease is fifteen years with renewal options for five additional five-year periods. Rent of approximately $0.4 million is payable quarterly in advance, subject after three years to adjustment for increases in the Consumer Price Index.

  Net proceeds of the sale were approximately $12.5 million and resulted in a gain of approximately $0.5 million. The net proceeds were used to retire the existing term loan and to substantially reduce the balance of the Company's revolving credit loan. The gain will be recognized over the initial fifteen-year term of the lease. The lease agreement contains certain financial covenants and the Company was in full compliance with these covenants at March 28, 1997.


10.   RECENTLY ISSUED ACCOUNTING STANDARDS

  The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which replaces the presentation of primary earnings per share with a presentation of basic earnings per share. It also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures and provides guidance on other computational changes. The Company will adopt SFAS 128 in the first quarter of fiscal 1998 and management does not expect the adoption of this Statement to have a material impact on the Company's earnings per share in the near future.


11.  RECLASSIFICATIONS

  Certain reclassifications have been made to fiscal 1996 amounts to conform to the fiscal 1997 presentation.


                           QMS, INC. AND SUBSIDIARIES



                        PART I -  FINANCIAL INFORMATION
                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
________________________________________________________________________________
RESULTS OF OPERATIONS
---------------------

The net loss for the second quarter of fiscal 1997 was $4.4 million on net sales of $30.9 million and for the six months ended March 28, 1997, was a net loss of $4.3 million on net sales of $62.4 million. These 1997 results compare to net income of $1.1 million on net sales of $37.4 million for the second quarter of fiscal 1996 and $1.7 million on net sales of $74.7 million for the six months
ended March 29, 1996.   The loss in the second quarter of fiscal 1997 includes
an increase in the reserves for excess and obsolete inventory of approximately $0.8 million ($0.08 per share) for end-of-life products, primarily in color printer equipment. In addition, unusual expenses of approximately $0.4 million ($0.04 per share) were recorded for expenses related to the sale-leaseback of the corporate facility and the write-off of various non-operating accounts receivable.

                                 Table of Net Sales Comparisons for Key Channels of Distribution
                      -------------------------------------------------------------------------------------

                                       Three Months Ended                                 Six Months Ended
                         -----------------------------------------          ----------------------------------------
                              March 28,    March 29,                            March 28,     March 29,
 (000's)                        1997         1996      Difference                 1997          1996     Difference
-------                        ----         ----       ----------                 ----          ----     ----------
------------------------------------------------------------------------------------------------------------
U.S. Direct               $    11,042   $   11,802     $     (760)           $    23,528    $   24,539   $   (1,011)
U.S. Service                    8,400        8,192            208                 16,753        16,090          663
U.S. Reseller                   2,340        4,289         (1,949)                 5,258         9,064       (3,806)
Europe                          2,939        6,118         (3,179)                 5,706        11,226       (5,520)
Japan                           2,150        2,798           (648)                 3,328         5,300       (1,972)
Canada                          2,015        2,343           (328)                 4,048         5,424       (1,376)
QMS Circuits                      481          973           (492)                   995         1,846         (851)
All Other                       1,520          888            632                  2,739         1,259        1,480
                         ---------------------------------------            --------------------------------------
Total Net Sales           $    30,887   $   37,403     $   (6,516)           $    62,355    $   74,748   $  (12,393)




Net sales for the second quarter of fiscal 1997 declined by 17.4% from net sales for the second quarter of fiscal 1996 and by 16.6% in the six-month comparison. Lower revenues in Japan and Europe and U.S. reseller channels caused 88.6% ($5.8 million) and 91.2% ($11.3 million) of the decline in net sales for the second quarter and six-month comparisons from fiscal 1996 to fiscal 1997, respectively.

The decrease in Europe and Japan revenue was caused primarily by the fiscal 1996 end-of-life sales of the 16 page-per-minute product. This resulted in higher fiscal 1996 sales without a corresponding increase in 1997 of the replacement product. Because the fiscal 1996 sales were at greatly reduced margins there has not been a corresponding reduction in profit margin in fiscal 1997. The U.S. reseller channel decline in net sales was due to a new emphasis on niche
market resellers.   The Company has now refocused its efforts on traditional as well as niche distributors which should position the Company for greater penetration and revenue growth.

Overall, the Company's gross profit as a percentage of sales decreased from 33.3% to 23.7% in the three-month comparison and from 33.3% to 27.3% in the six-month comparison. The principal reasons for this decline are an increase of approximately $0.8 million in reserves for end-of-life product inventory caused by lower sales and an increase of approximately $0.7 million in software amortization due to the release of new products.

The selling, general, and administrative expenses ("SG&A") increased 4.9% (from $10.9 million in fiscal 1996 to $11.4 million in fiscal 1997) in the three-month comparison and decreased 5.3% (from $21.9 million in fiscal 1996 to $20.7 million in fiscal 1997) in the six-month comparison. The six-month decrease of $1.2 million reflects both the continuing success of the Company's expense management program (implemented during the first half of fiscal 1996) and the Company's ability to keep expenses in line with revenues. The increase in SG&A in the second quarter comparison relates primarily to increases in the direct sales force and approximately $0.1 million in rent expense as a result of the sale-leaseback transaction for which there is a corresponding reduction in interest expense.

Total other expense for the first six months of fiscal 1997 was $0.7 million compared to $1.3 million in the comparable period of fiscal 1996. This reduction of $0.6 million, or 48.5%, is caused primarily by lower Company debt resulting in lower interest expense. Interest-bearing debt has been reduced from $18.2 million at March 29, 1996, to $2.1 million at March 28, 1997, primarily due to net proceeds from the sale and leaseback of the Company's land and buildings in Mobile, Alabama (discussed in the Financial Condition section below).

The Company has not provided for any income tax expense during fiscal 1996 or 1997 due to available operating loss carryforwards and income tax credits.


FINANCIAL CONDITION
-------------------

In February 1997, the Company completed the sale and leaseback of land and buildings at its Mobile, Alabama headquarters and operations. Net proceeds of the sale were approximately $12.5 million and resulted in a gain of approximately $0.5 million. The net proceeds were used to retire the existing term loan and to substantially reduce the balance of the Company's revolving credit loan. The gain will be recognized over the initial fifteen-year term of the lease.

Current and long-term notes receivable decreased by approximately $0.6 million and $0.5 million, respectfully, reflecting the continued paydown of the debt associated with the sale of the Company's foreign subsidiaries. Accounts receivable decreased $3.1 million during the first two quarters of fiscal 1997 due to lower sales and increased collection effort.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the second quarter and first six months of fiscal 1997, the Company's working capital and capital expenditure requirements came principally from operations and proceeds from the sale and leaseback of land and buildings in Mobile, Alabama. The Company's net working capital as of March 28, 1997, was $24.7 million compared to $15.7 million at September 27, 1996. This increase is principally due to the retirement of the senior secured notes payable and the reduction of the balance of the revolving credit loan.

At March 28, 1997, borrowings under the revolving credit facility were $1.0 million. Total borrowing capacity under this credit facility is $30.0 million. Availability at any given point in time is a function of eligible accounts receivable and inventory levels. At March 28, 1997, total availability was $13.0 million.


REVOLVING CREDIT FACILITY
-------------------------

In compliance with FASB Emerging Issues Task Force Issue No. 95-22, "Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Arrangements That Include a Subjective Acceleration Clause and a Lock-Box Arrangement," the Company's revolving credit loan is classified as short-term debt in the financial statements. This revolving credit facility expires in November 1999 and requires the Company to comply with various restrictive covenants that require the maintenance of certain financial conditions. The Company has received a waiver of noncompliance from the lender for the net worth requirement at March 28, 1997, and was in compliance with all other covenants. Management believes that the Company's continuing working capital and capital expenditure requirements will be met by cash flow from operations and borrowings under the Foothill credit facility.


FOREIGN CURRENCY EXCHANGE RATES
-------------------------------

The Company purchases print engine mechanisms and memory components from several Japanese suppliers. Fluctuations in foreign currency exchange rates will affect the prices of these products. The Company attempts to mitigate possible negative impacts through yen-sharing arrangements with suppliers, foreign exchange contracts and price negotiations; however, material price increases resulting from exchange rate fluctuations could develop which would adversely affect operating results.
                           QMS, INC. AND SUBSIDIARIES


                          PART II - OTHER INFORMATION

--------------------------------------------------------------------------------

ITEM 1.  LEGAL PROCEEDINGS
---------------------------

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


ITEM 2.  CHANGES IN SECURITIES - None.
------------------------------


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
-----------------------------------------

(a) The Company's revolving credit facility expires in November 1999 and requires the Company to comply with various restrictive covenants that require the maintenance of certain financial conditions. The Company has received a waiver of noncompliance from the lender for the net worth requirement at March 28, 1997, and was in compliance with all other covenants.

(b)            None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  - None.
------------------------------------------------------------


ITEM 5.  OTHER INFORMATION - None.
--------------------------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)  Exhibits:

           Exhibit
          Number               Description
         ------               -----------
----------------------------------
          10(r)(xiv)           Waiver Agreement dated May 5, 1997 waiving certain provisions of the
                               Loan and Security Agreement.

          27                   Financial Data Schedule


(b) Reports: The following report was filed on Form 8-K during the second quarter of fiscal 1997.

o Form 8-K dated February 18, 1997 reporting the disposition of assets in a sale-leaseback transaction.





                           QMS, INC. AND SUBSIDIARIES





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





Date:      May 9, 1997                                     /s/ Gerald G. Roenker
     -----------------------------                        ----------------------------------------------
                                                           GERALD G. ROENKER
                                                           Executive Vice President, Chief Operating
                                                            Officer and Chief Financial Officer
                                                           (Mr. Roenker is the Principal Operating and
                                                           Financial Officer and has been duly authorized
                                                           to sign on behalf of the Registrant.)

