Form 10-Q
period 1997-06-27
QMS INC
filed 1997-07-28
CIK 710983

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

/ X /     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended          June 27, 1997

                                       OR

/   /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from               to

                          Commission file number 1-9348

                                    QMS, INC.
             (Exact name of registrant as specified in its charter)


           DELAWARE                                     63-0737870
State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)


       ONE MAGNUM PASS, MOBILE, AL                              36618
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

                                              Yes     X        No


      APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of the issuer's common stock, as of the latest practicable date 10,697,065 at July 25, 1997.


                           QMS, INC. AND SUBSIDIARIES

                                      INDEX

PART I - FINANCIAL INFORMATION                                                                   PAGE NUMBER

  Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets
       (unaudited) as of June 27, 1997 and
       September 27, 1996                                                                        3 - 4

     Condensed Consolidated Statements of Operations
       (unaudited) for the three and nine months ended
       June 27, 1997 and June 28, 1996                                                             5

     Condensed Consolidated Statements of Cash Flows
       (unaudited) for the nine months ended
       June 27, 1997 and June 28, 1996                                                             6

     Notes to Condensed Consolidated Financial Statements
       (unaudited)                                                                               7 - 9


  Item 2.  Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                                     10 - 12


PART II - OTHER INFORMATION                                                                        13

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




                           QMS, INC. AND SUBSIDIARIES


                         PART I -  FINANCIAL INFORMATION
                          ITEM 1.  FINANCIAL STATEMENTS


                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   as of June 27, 1997 and September 27, 1996
                                   (Unaudited)


                                                                                        June 27,         September 27,
in thousands                                                                             1997                1996


ASSETS

CURRENT ASSETS
    Cash and Cash Equivalents                                                      $         670         $         190
    Trade Receivables (less allowance for doubtful
      accounts of $364 at June 1997 and $383
      at September 1996)                                                                  21,173                24,145
    Note Receivable                                                                          277                   667
    Inventories, Net (Note 3)                                                             24,600                28,366
    Other Current Assets                                                                   3,258                 2,908
                                                                                   -------------         -------------
         Total Current Assets                                                             49,978                56,276
                                                                                   -------------         -------------

PROPERTY, PLANT AND EQUIPMENT                                                             43,056                62,534
    Less Accumulated Depreciation                                                         37,278                42,252
                                                                                   -------------         -------------
         Property, Plant and Equipment, Net                                                5,778                20,282

NOTES RECEIVABLE, NET                                                                      3,600                 4,267

CAPITALIZED AND DEFERRED SOFTWARE                                                         11,072                 9,528

OTHER ASSETS, NET                                                                          2,004                 1,365
                                                                                   -------------         -------------
    TOTAL ASSETS                                                                   $      72,432         $      91,718
                                                                                   =============         =============

See Notes to Condensed Consolidated Financial Statements






                           QMS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   as of June 27, 1997 and September 27, 1996
                                   (Unaudited)


                                                                                        June 27,         September 27,
in thousands                                                                             1997                1996



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts Payable                                                               $       7,811         $       7,463
    Revolving Credit Loan and Short-Term Debt (Note 4)                                     2,311                14,432
    Other Current Liabilities (Note 5)                                                   17,099                17,146
                                                                                   -------------         -------------
        Total Current Liabilities                                                         27,221                39,041

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS                                                 469                   531

OTHER LIABILITIES (Note 6)                                                                 6,533                 4,714

STOCKHOLDERS' EQUITY                                                                      38,209                47,432
                                                                                   -------------         -------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $      72,432         $      91,718
                                                                                   =============         =============


See Notes to Condensed Consolidated Financial Statements






                           QMS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

       For the Three and Nine Months Ended June 27, 1997 and June 28, 1996

                                   (Unaudited)




                                                              Three Months Ended                   Nine Months Ended
                                                             June 27,         June 28,           June 27,       June 28,
in thousands, except per share amounts                         1997             1996               1997           1996

NET SALES
    Printers and Supplies                                 $    23,968      $    29,663        $    69,570     $  88,320
    U.S. Service                                                8,415            8,555             25,168        24,645
                                                          -----------      -----------        -----------     ---------
         Total Net Sales                                       32,383           38,218             94,738       112,965
                                                          -----------      -----------        -----------     ---------
COST OF GOODS SOLD
    Printers and Supplies                                      18,930           20,377             53,520        60,650
    U.S. Service                                                5,591            5,225             16,307        14,843
                                                          -----------      -----------        -----------     ---------
         Total Cost of Goods Sold                              24,521           25,602             69,827        75,493
                                                          -----------      -----------        -----------     ---------
GROSS PROFIT
    Printers and Supplies                                       5,038            9,286             16,050        27,670
    U.S. Service                                                2,824            3,330              8,861         9,802
                                                          -----------      -----------        -----------     ---------
         Total Gross Profit                                     7,862           12,616             24,911        37,472
                                                          -----------      -----------        -----------     ---------
OPERATING EXPENSES
    Selling, General and Administrative
         Expenses                                              11,042           11,041             31,731        32,895
    Management Transition Expense (Note 8)                      2,168                0              2,168             0
                                                          -----------      -----------        -----------     ---------
         Total Operating Expenses                              13,210           11,041             33,899        32,895
                                                          -----------      -----------        -----------     ---------
OPERATING INCOME (LOSS)                                        (5,348)           1,575             (8,988)        4,577
                                                          -----------      -----------        -----------     ---------
OTHER INCOME (EXPENSE)
    Interest Income                                                85               91                273           261
    Interest Expense                                              (72)            (410)              (620)       (1,435)
    Miscellaneous Expense                                        (117)            (123)              (441)         (594)
                                                          -----------      -----------        -----------     ---------
         Total Other Expense                                     (104)            (442)              (788)       (1,768)
                                                          -----------      -----------        -----------     ---------
INCOME (LOSS) BEFORE INCOME TAXES                              (5,452)           1,133             (9,776)        2,809

INCOME TAX BENEFIT                                                  0             (488)                 0          (488)
                                                          -----------      -----------        -----------     ---------
NET INCOME (LOSS)                                         $    (5,452)     $     1,621        $    (9,776)   $    3,297
                                                          ===========      ===========        ===========     =========
EARNINGS (LOSS) PER
     COMMON SHARE (Note 2)
    Primary and Fully Diluted                              $    (0.51)     $      0.15        $    (0. 91)   $     0.31

SHARES USED IN PER SHARE
     COMPUTATION (Note 2)
    Primary                                                    10,697           10,759             10,696        10,719
    Fully Diluted                                              10,697           10,759             10,696        10,758


See Notes to Condensed Consolidated Financial Statements






                           QMS, INC. AND SUBSIDIARIES


                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the Nine Months Ended June 27, 1997 and June 28, 1996
                                   (Unaudited)

                                                                                        June 27,           June 28,
in thousands                                                                             1997                1996

Cash Flows from Operating Activities:
   Net Income (Loss)                                                               $      (9,776)          $     3,297
   Adjustments to Reconcile Net Income (Loss) to Net Cash
       Provided by Operating Activities:
          Depreciation of Property, Plant and Equipment                                    3,577                 4,051
          Amortization of Capitalized and Deferred Software                                4,898                 3,237
          Provision for Losses on Inventory                                                2,974                 6,872
          Decrease in Accounts Receivable                                                  2,833                11,870
          Increase in Inventory                                                              795                 8,579
          Decrease in Other Current Liabilities                                           (1,519)              (23,438)
          Increase in Other Long-Term Liabilities                                          3,319                 1,227
   Net Change in Other Assets and Liabilities that Provided Cash                            (917)                1,386
                                                                                    ------------               -------
             Net Cash Provided by Operating Activities                                     6,184                17,081
                                                                                    ------------               -------

Cash Flows from Investing Activities:
   Additions to Notes Receivable                                                               0                (7,500)
   Collections of Notes Receivable                                                         1,057                 1,500
   Purchase of Property, Plant and Equipment                                              (1,281)               (1,562)
   Proceeds from Disposal of Property, Plant and Equipment                                12,592                     0
   Additions to Capitalized and Deferred Software Costs                                   (6,442)               (5,173)
   Proceeds from Divestiture of Businesses                                                     0                 9,300
   Other                                                                                       0                   310
                                                                                    ------------               -------
             Net Cash Provided by (Used in) Investing Activities                           5,926                (3,125)
                                                                                    ------------               -------
Cash Flows from Financing Activities:
   Proceeds from Debt and Capital Lease Obligations                                          318                12,955
   Payments of Debt and Capital Lease Obligations                                        (12,501)              (23,974)
   Payments of Bank Loans                                                                      0                (7,764)
   Other                                                                                     559                   172
                                                                                    ------------               -------
             Net Cash Used in Financing Activities                                       (11,624)              (18,611)
                                                                                    ------------               -------
Effect of Exchange Rate Changes on Cash                                                       (6)                 (216)
                                                                                    ------------               -------
Net Change in Cash and Cash Equivalents                                                      480                (4,871)
Cash and Cash Equivalents at Beginning of Period                                             190                 7,431
                                                                                    ------------               -------
Cash and Cash Equivalents at End of Period                                         $         670         $       2,560
                                                                                    ============               =======

See Notes to Condensed Consolidated Financial Statements


                           QMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.  MANAGEMENT OPINION

   In the opinion of management, the condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of June 27, 1997, the results of operations for the three and nine months ended June 27, 1997, and June 28, 1996, and changes in cash flows for the nine months ended June 27, 1997, and June 28, 1996. All adjustments included in the condensed consolidated financial statements are of a normal recurring nature except amounts related to the management transition expense (see Note 8). The results of operations for the nine months ended June 27, 1997, are not necessarily indicative of the results to be expected for the fiscal year ending October 3, 1997. Certain reclassifications have been made to fiscal 1996 amounts to conform to the fiscal 1997 presentation.


2.  PER COMMON SHARE COMPUTATIONS

    Per share computations are based on the weighted average number of common shares outstanding during the period and the dilutive effect of the assumed exercise of stock options. This effect was not material for the three- and nine-month periods ending June 27, 1997, and June 28, 1996, and did not change the amounts of the primary and fully diluted earnings (loss) per common share.

3.  INVENTORIES

    Inventories at June 27, 1997, and September 27, 1996, are summarized as follows (in thousands):

                                          June 27,         SEPTEMBER 27,
                                            1997               1996

  Raw materials                           $  4,855           $  6,164
  Work in process                            1,169              1,426
  Finished goods                            23,199             25,953
  Inventory reserves                        (4,623)            (5,177)
                                          --------           --------
            Total                         $ 24,600           $ 28,366
                                          ========           ========


4.  CLASSIFICATION OF REVOLVING CREDIT LOAN

    The Company's revolving credit loan is classified as short-term debt in the financial statements in compliance with FASB Emerging Issues Task Force Issue No. 95-22, "Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Arrangements That Include a Subjective Acceleration Clause and a Lock-Box Arrangement." This revolving credit agreement expires in November 1999. The Company was in compliance with these covenants at June
27, 1997.


5.  OTHER CURRENT LIABILITIES

    Other current liabilities at June 27, 1997, and September 27, 1996, are summarized as follows (in thousands):

                                           June 27,         September 27,
                                             1997               1996

  Employment costs                         $  3,407            $  3,714
  Accrued management transition expense       1,120                   0
  Deferred service revenue                   10,153              10,362
  Accrued expenses                            1,181               1,075
  Restructuring reserves                        233                 466
  Other                                       1,005               1,529
                                           --------            --------
         Total                             $ 17,099            $ 17,146
                                           ========            ========


6.  OTHER LONG-TERM LIABILITIES

    Other long-term liabilities at June 27, 1997, and September 27, 1996, are summarized as follows (in thousands):


                                           June 27,        September 27,
                                             1997              1996

  Deferred service revenue                 $  1,060           $  1,088
  Deferred compensation                       2,185              1,417
  Accrued management transition expense         612                  0
  Deferred gain on sale-leaseback               467                  0
  Other                                       2,209              2,209
                                           --------           --------
         Total                             $  6,533           $  4,714
                                           ========           ========


7.  COMMITMENTS AND CONTINGENCIES

   As of June 27, 1997, the Company had a commitment of approximately $16.6 million under contracts to purchase print engines and related components.

   The Company was contingently liable for approximately $461,000 as of June 27, 1997, the result of letters of credit issued in the normal course of business for the purchase of inventory.


8.  MANAGEMENT TRANSITION

    Management transition expense of $2,168,000 recorded in the quarter ending June 27, 1997 relates to the resignation and severance of the Company's president and chief executive officer. This expense is the net present value of expenditures totaling $3,782,000 over a twelve-year period discounted at 10%.


9.  SALE-LEASEBACK

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


                           QMS, INC. AND SUBSIDIARIES

                         PART I -  FINANCIAL INFORMATION

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
----------------------

The net loss for the third quarter of fiscal 1997 was $5.5 million on net sales of $32.4 million and for the nine months ended June 27, 1997, was a net loss of $9.8 million on net sales of $94.7 million. These 1997 results compare to net income of $1.6 million on net sales of $38.2 million for the third quarter of fiscal 1996 and $3.3 million net income on net sales of $113.0 million for the
nine months ended June 28, 1996.   The loss in the third quarter of fiscal 1997
includes a $2.2 million management transition charge for expenses related to the resignation and severance of the Company's president and chief executive officer discounted at 10% interest over the 12-year agreement.

              Table of Net Sales Comparisons for Key Channels of Distribution

                                  Three Months Ended                                   Nine Months Ended
                             June 27,     June 28,                              June 27,       June 28,
 (000's)                        1997         1996      Difference                 1997           1996    Difference

U.S. Direct               $    11,614   $   13,545     $  (1,931)            $    35,142    $   35,397   $    (255)
U.S. Service                    8,415        8,555          (140)                 25,168        24,645         523
U.S. Reseller                   3,402        4,847        (1,445)                  8,660        16,324      (7,664)
Europe                          3,475        4,478        (1,003)                  9,181        15,704      (6,523)
Japan                           1,475        2,496        (1,021)                  4,803         7,796      (2,993)
Canada                          1,710        1,909          (199)                  5,758         7,333      (1,575)
QMS Circuits                      438          800          (362)                  1,433         2,646      (1,213)
All Other                       1,854        1,588           266                   4,593         3,120       1,473
                          -----------   ----------     ----------            -----------    ----------   ---------
Total Net Sales           $    32,383   $   38,218     $  (5,835)            $    94,738    $  112,965   $ (18,227)
                          ===========   ==========     ==========            ===========    ==========   =========


Net sales for the third quarter of fiscal 1997 declined by 15.3% from net sales for the third quarter of fiscal 1996 and by 16.1% in the nine-month comparison. Lower revenues in the U.S. Direct, U.S. Reseller, Japan and Europe channels caused 92.5% ($5.4 million) and 95.7% ($17.4 million) of the decline in net sales for the third quarter and nine-month comparisons from fiscal 1996 to fiscal 1997, respectively.

The U.S. Direct market net sales were down 14.3% for the third quarter of 1997 compared to the third quarter of fiscal 1996 while being down only 0.7% in the nine-month comparison. Direct sales are subject to sales volatility caused by new product offerings and the number of sales representatives. The Company introduced a new 24 page-per-minute printer that resulted in $2.7 million in
sales for the third quarter of fiscal 1996.   While the Company introduced new
products and features in 1997, they have not had the impact of the 24 page-per-minute printer introduced in 1996. In addition, the Company has operated with fewer sales representatives due to higher than normal turnover this year compared to last.

The U.S. reseller channel decline in net sales was primarily due to a change in philosophy emphasizing the graphic arts market. The Company has now refocused its efforts on traditional as well as niche distributors. In the third quarter of fiscal 1997, the Company has seen an increase in quarterly reseller revenue after quarterly declines for the previous six quarters.

The decrease in Europe and Japan revenue was caused primarily by the fiscal 1996 end-of-life sales of the 16 page-per-minute product. This resulted in higher fiscal 1996 sales.

Overall, the Company's gross profit as a percentage of sales decreased from 33.0% to 24.3% in the three-month comparison and from 33.2% to 26.3% in the nine-month comparison. The principal reasons for the decrease in gross profit are lower margins in the Company's service and printed circuit board divisions, unfavorable manufacturing volume variances due to lower sales volumes, and increased internally developed software amortization.

The selling, general, and administrative expenses ("SG&A") remain unchanged at $11.0 million in comparing the third quarters of fiscal 1996 and 1997 and decreased 3.5% (from $32.9 million in fiscal 1996 to $31.7 million in fiscal
1997) in the nine-month comparison. Reductions in third quarter SG&A expenses are offset by increases in additional rent expense from the February 1997 sale-leaseback of the Mobile headquarters and production facilities. Additional rental expense was $0.4 million in the fourth quarter and $0.6 million for the nine-month period of 1997.

The three- and nine-month operating expenses include a $2.2 million ($0.20 per share) charge for management transition expense. This expense consists primarily of revaluation of the Company's liability for deferred executive compensation related to a retirement plan approved by the Board of Directors in September 1991 and continued compensation during an interim period.

Total other expense for the first nine months of fiscal 1997 was $0.8 million compared to $1.8 million in the comparable period of fiscal 1996. This reduction of $1.0 million was caused primarily by lower interest expense resulting from sale-leaseback proceeds being applied to Company debt. Interest-bearing debt has been reduced from $19.6 million at June 28, 1996, to $2.8 million at June 27, 1997.

The Company has not provided for any income tax expense during fiscal 1996 or 1997 due to current losses and available operating loss carryforwards and income tax credits.


Liquidity and Capital Resources
-------------------------------

During the third quarter and first nine months of fiscal 1997, the Company's working capital and capital expenditure requirements came principally from operations and proceeds from the sale and leaseback of land and buildings in Mobile, Alabama. The Company's net working capital as of June 27, 1997, was $22.8 million compared to $17.2 million at September 27, 1996. This increase is principally due to the retirement of the senior secured notes payable and the reduction of the balance of the revolving credit loan.

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

Current and long-term notes receivable decreased from September 27, 1996, by approximately $0.4 million and $0.7 million, respectfully, reflecting the continued paydown of the debt associated with the sale of the Company's foreign subsidiaries. Accounts receivable decreased $3.0 million during the first three quarters of fiscal 1997 due to lower sales and increased collection effort.

At June 27, 1997, borrowings under the revolving credit facility were $1.9 million. Total borrowing capacity under this credit facility is $30.0 million. Availability at any given point in time is a function of eligible accounts receivable and inventory levels. At June 27, 1997, total availability was $11.8 million.

Foreign Currency Exchange Rates
-------------------------------

The Company purchases print engine mechanisms and memory components from several Japanese suppliers. Fluctuations in Japanese yen currency exchange rates will affect the prices of these products. The Company attempts to mitigate possible negative impacts through yen-sharing arrangements with suppliers and price negotiations; however, material price increases resulting from exchange rate fluctuations could develop which would adversely affect operating results.


Sale-Leaseback Agreement
------------------------

The sale-leaseback agreement entered into in February 1997 requires the Company to comply with various restrictive financial covenants. At June 27, 1997, the Company was not in compliance with a Fixed Charge Coverage Covenant due to continuing losses. The Company expects to resolve the Fixed Charge Coverage issue during a six-month cure period provided in the agreement.



                           QMS, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION





ITEM 1.  LEGAL PROCEEDINGS

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


ITEM 2.  CHANGES IN SECURITIES - None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES  - None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  - None.

ITEM 5.  OTHER INFORMATION - None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:


       Exhibit
       Number               Description


      10(r)(xv)            Amendment Number Five to Loan and Security
                           Agreement dated June 23, 1997.

          27                   Financial Data Schedule


(b) Reports: The following report was filed on Form 8-K during the third quarter of fiscal 1997.

      O   Form 8-K dated July 7, 1997, reporting Item 5.  Other Events



                           QMS, INC. AND SUBSIDIARIES

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         QMS, INC.
                                         (Registrant)

Date:  July 28, 1997                     /s/ Richard A. Wiggins
                                         ----------------------
                                         RICHARD A. WIGGINS
                                         Senior Vice President and Chief
                                             Financial Officer
                                         (Mr. Wiggins is the Principal
                                         Financial Officer and has been
                                         duly authorized to sign on behalf
                                         of the Registrant.)

                                                               Exhibit 10(r)(xv)



                            AMENDMENT NUMBER FIVE TO
                           LOAN AND SECURITY AGREEMENT

                                    QMS, INC.

       This AMENDMENT NUMBER FIVE TO LOAN AND SECURITY AGREEMENT (this "Amendment") is entered into as of June 23, 1997, by and between Foothill Capital Corporation, a California corporation ("Foothill"), on the one hand, and QMS, Inc., a Delaware corporation ("Borrower"), with reference to the following facts:

A. Foothill and Borrower heretofore have entered into that certain Loan and Security Agreement, dated as of November 7, 1995 as amended by that certain Amendment Number One to Loan and Security Agreement, dated as of December 4, 1995, as further amended by that certain Amendment Number Two to Loan and Security Agreement, dated as of February 7, 1996, as further amended by that certain Amendment Number Three to Loan and Security Agreement, dated as of July 31, 1996, and as further amended by that certain Amendment Number Four to Loan and Security Agreement, dated as of January 22, 1997 (as so amended and otherwise modified from time to time, the "Agreement");

B. Borrower has requested Foothill to amend the Agreement to reduce the Tangible Net Worth, as set forth in this Amendment;

C. Foothill is willing to so amend the Agreement in accordance with the terms and conditions hereof; and

D. All capitalized terms used herein and not defined herein shall have the meanings ascribed to them in the Agreement, as amended hereby.

     NOW, THEREFORE, in consideration of the above recitals and the mutual premises contained herein, Foothill and Borrower agree as follows:

1.   Amendment to the Agreement.

     a. Section 6.13(c) of the Agreement hereby is deleted in its entirety and the following hereby is substituted in lieu thereof:

     "(c) Tangible Net Worth. Tangible Net Worth of at least (i) Twenty Seven Million Dollars ($27,000,000), measured on a fiscal quarter-end or (ii) Twenty Two Million Dollars ($22,000,000) measured on a fiscal quarter-end, upon the financial recognition of the Agreement between Borrower and James L. Busby ("Busby") which provided, inter alia, for the resignation of Busby as Chief Executive Officer; and".

2. Fee. Foothill shall charge Borrower's loan account a fee in the amount of Twenty Thousand Five Hundred Dollars ($20,500.00). Said fee shall be fully-earned, non-refundable, and due and payable on the date Borrower's loan account is charged.

3. Representations and Warranties. Borrower hereby represents and warrants to Foothill that (a) the execution, delivery, and performance of this Amendment and of the Agreement, as amended by this Amendment, are within its corporate powers, have been duly authorized by all necessary corporate action, and are not in contravention of any law, rule, or regulation, or any order, judgment, decree, writ, injunction, or award of any arbitrator, court, or governmental authority, or of the terms of its charter or bylaws, or of any contract or undertaking to which it is a party or by which any of its properties may be bound or affected, and (b) this Amendment and the Agreement, as amended by this Amendment, constitute Borrower's legal, valid, and binding obligation, enforceable against Borrower in accordance with its terms.

4. Conditions Precedent to Amendment. The satisfaction of each of the following on or before, unless otherwise specified below, shall constitute conditions precedent to the effectiveness of this Amendment:

     a. Foothill shall have received the reaffirmation and consent of the Guarantors attached hereto as Exhibit A, dully executed and delivered by the respective authorized officials thereof;

     b. Foothill shall have received all required consents of Foothill's participants in the Obligations to Foothill's execution, delivery, and performance of this Amendment;

     c. The representations and warranties in this Amendment, the Agreement as amended by this Amendment, and the other Loan Documents shall be true and correct in all respects on and as of the date hereof, as though made on such date (except to the extent that such representations and warranties related solely to an earlier date);

     d. No Event of Default or event which with the giving of notice or passage of time would constitute an Event of Default shall have occurred and be continuing on the date hereof, nor shall result from the consummation of the transactions contemplated herein;

     e. No injunction, writ, restraining order, or other order of any nature prohibiting, directly or indirectly, the consummation of the transactions contemplated herein shall have been issued and remain in force by any governmental authority against Borrower, Foothill, or any of their Affiliates;

     f. The Collateral shall not have declined materially in value from the values set forth in the most recent appraisals of field examinations previously done by Foothill;

     g. All other documents and legal matters in connections with the transactions contemplated by this Amendment shall have been delivered or executed or recorded and shall be in form and substance satisfactory to Foothill and its counsel.

5.   Effect on Agreement.   The Agreement, as amended hereby, shall be and
remain in full force and effect in accordance with its respective terms and hereby is ratified and confirmed in all respects. The execution, delivery, and performance of this Amendment shall not operate as a waiver of or, except as expressly set forth herein, as an amendment, of any right, power, or remedy of Foothill under the Agreement, as in effect prior to the date hereof.

6.   Further Assurances.   Borrower shall, and shall cause Guarantor to, execute
and deliver all agreements, documents, and instruments, in form and substance satisfactory to Foothill, and take all actions as Foothill may reasonably request from time to time, to perfect and maintain the perfection and priority of Foothill's security interests in the Collateral, the collateral in which Guarantor has granted or is required to grant security interest in favor of Foothill, and the Real Property, and to fully consummate the transactions contemplated under this Amendment and the Agreement, as amended by this Amendment.

7.   Miscellaneous.

     a. Upon the effectiveness of this Amendment, each reference in the Agreement to "this Agreement", "hereunder", "herein", "hereof" or words of like import referring to the Agreement shall mean and refer to the Agreement as amended by this Amendment.

     b. Upon the effectiveness of this Amendment, each reference in the Loan Documents of the "Loan Agreement", "thereunder", "therein", "thereof" or words of like import referring to the Agreement shall mean and refer to the Agreement as amended by this Amendment.

     c. This Amendment may be executed in any number of counterparts, all of which taken together shall constitute one and the same instrument and any of the parties hereto may execute this Amendment by signing any such counterpart.

     IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be duly executed as of the date first written above.



                                         FOOTHILL CAPITAL CORPORATION,
                                         A California corporation

                                         By:   /s/ Lisa M. Gonzales
                                              ------------------------
                                               Lisa M. Gonzales
                                         Title:  Assistant Vice President


                                         QMS, Inc.,
                                         a Delaware Corporation


                                         By:    /s/ R. A. Wiggins
                                               ---------------------
                                                Richard Wiggins
                                         Title: Vice President and Controller


                                    EXHIBIT A

                            Reaffirmation and Consent


            All capitalized terms used herein but not otherwise defined herein shall have the meanings ascribed to them in that certain Amendment Number Five to Loan and Security Agreement, dated as of June 23, 1997 (the "Amendment"). Each of the undersigned hereby (a) represents and warrants to Foothill that the execution, delivery, and performance of this Reaffirmation and Consent are within its corporate powers, have been duly authorized by all necessary corporate action, and are not in contravention of any law, rule, or regulation, or any order, judgment, decree, writ, injunction, or award of any arbitrator, court, or governmental authority, or of the terms of its charter or bylaws, or of any contract or undertaking to which it is a party or by which any of its properties may be bound or affected; (b) consents to the amendment of the Agreement by the Amendment; (c) acknowledges and reaffirms its obligations owing to Foothill under its Guaranty and each of the other Loan Documents to which it is party; and (d) agrees that each of the Guaranty and the other Loan Documents to which it is a party is and shall remain in full force and effect. Although each of the undersigned has been informed of the matters set forth herein and has acknowledged and agreed to same, it understands that Foothill has no obligation to inform it of such matters in the future or to seek its acknowledgment or agreement to future amendments, and nothing herein shall create such a duty.

                          QMS CIRCUITS, INC., a Delaware Corporation


                          By:   /s/ R. A. Wiggins
                               -----------------------
                                Richard Wiggins
                                Title: Secretary and Treasurer



                          QMS CANADA, INC., a corporation incorporated under the laws of Canada

                          By:    /s/ R. A. Wiggins
                                -------------------------
                                 Richard Wiggins
                                 Title: Secretary and Treasurer