Form 10-K
period 1997-10-03
QMS INC
filed 1997-12-19
CIK 710983

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

 (Mark One)
  [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934. [NO FEE REQUIRED]
                  FOR THE FISCAL YEAR ENDED OCTOBER 3, 1997.

                                      OR

  [_]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934. [NO FEE REQUIRED]

                 FOR THE TRANSITION PERIOD FROM TO      .

                         COMMISSION FILE NUMBER 1-9348

                                   QMS, INC.

            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                                63-0737870
 (State or other jurisdiction of                  (I.R.S. Employer
  incorporation or organization)                Identification No.)

 ONE MAGNUM PASS, MOBILE, ALABAMA                      36618
 (Address of principal executive                     (Zip Code)
             offices)

Registrant's telephone number, including area code: (334) 633-4300

Securities registered pursuant to Section 12(b) of the Act:

                                        NAME OF EACH EXCHANGE
                                                 ON
  TITLE OF EACH CLASS                     WHICH REGISTERED
  -------------------                  -----------------------
Common Stock, $.01
 par value per share                   New York Stock Exchange
Rights to purchase shares of Series A  New York Stock Exchange
 Participating Preferred Stock

Securities registered pursuant to Section 12(g) of the Act: None

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF NOVEMBER 24, 1997; APPROXIMATELY $30,361,884.

  Number of shares of Common Stock outstanding as of November 24, 1997:
10,697,065

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held January 20, 1998 are incorporated by reference into Part III.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS.

GENERAL

  The Company designs and manufactures intelligent controllers which enhance the graphics capabilities and performance of computer printing and imaging systems. The Registrant incorporates its controllers, which consist of software implemented on printed circuit boards, into computer printing and imaging systems which it markets, sells, and supports. The Company also markets its controllers separately for incorporation into products marketed by others and offers service support for non-QMS manufactured products.

  The Company was incorporated under the laws of the State of Alabama in 1977 and reincorporated as a Delaware corporation in 1982. Its principal executive offices are located at One Magnum Pass, Mobile, Alabama 36618. The Company's telephone number is (334) 633-4300.

PRODUCTS/1/

  The Company's principal products are intelligent, nonimpact print systems consisting of purchased print engines, proprietary hardware and software, proprietary intelligent printer-to-computer interfaces, and other components.

  The majority of the Company's products support the functionality of Adobe Systems Incorporated's PostScript(TM) page-description language and Hewlett-Packard's PCL(R) page-description language. The Company offers products with PostScript Level 2 from Adobe as well as products with UltraScript(TM), a QMS-developed PostScript interpreter that is compatible with Adobe's PostScript Levels 1 and 2. All of the Company's products that support UltraScript also support the QMS-developed PCL 5 page-description language.

  The nonimpact printing products marketed by the Company address the printing needs of customers in electronic publishing, general business, automatic identification, scientific, and engineering environments. The Company's nonimpact printing products include both color and monochrome printer systems with a variety of speeds, paper-handling, and performance characteristics.

  The Company also markets accessories, add-ons, and software for use with its nonimpact printing systems and offers spare parts, fonts, consumables, maintenance services, and other support for its products as well as for non-QMS manufactured products.

  During fiscal 1997, the Company enhanced its product line by releasing a number of enabling products consisting of (but not limited to): CGM Emulation, which offers high-performance processing and direct printing of ATA and CALS CGM file formats; XES Emulation, which enables QMS(R) Crown print systems to recognize and interpret Xerox XES/UDK (Xerox Escape Sequence/User Defined Key) data streams; an enhanced version of QFORM(TM), a software package that allows QMS laser printers to replace line printers in classic information systems forms-based operations; an enhanced version of CrownAdmin(R), a software tool allowing management of networked QMS printers from a central point; QMS CrownView(TM), an HTML-based Web page that resides inside the Crown Print System, which allows users to monitor printer setting, consumable levels and print job status from their desktop; an enhanced number of high performance print drivers for Windows 95(R) and Windows NT; and Print Monitors for Windows(R) 95 and Windows NT, which provide an efficient method for transporting print jobs directly to QMS Crown(R) Print Systems.

  The majority of the Company's new product offerings during fiscal 1997 were based on the Company's Crown advanced document-processing technology, which provides a combination of high-performance capabilities. RISC (Reduced Instruction Set Computing) processors, support for multiple page-description languages, simultaneously active computer and network interfaces (SIO), and the ability to differentiate the
--------
/1/The following trademarks and registered trademarks of the Registrant are used herein: UltraScript(TM), Crown(R), QFORM(TM), CrownAdmin(TM), CrownView(R), QMS(R), ImageServer(R), ColorScript(R), Hammerhead(R), and magicolor(R). All other trademarks and registered trademarks are the property of their respective companies.

resident languages supported by a product and switch between them without user intervention (ESP) are among the features Crown technology provides.

  During fiscal 1997, the Company extended its product line by releasing several new products including (but not limited to) the QMS 2060 and QMS 4060 printer series, top-level QMS ImageServer(R) printers, and the QMS ColorScript(R) 460 and 480 dye sublimation color printers. In addition, new document-handling features were added to the QMS 2425 Print System, allowing for stacking and stapling of documents.

  With the introduction of the QMS 2060 Print System series, the Company has delivered a family of versatile 20 page-per-minute ("ppm") monochrome printers for small and medium-size work groups. The QMS 2060 is the third generation of the popular QMS Hammerhead(R) Print System, first introduced in June, 1992. The QMS 2060 printers offer both high-performance network printing and large format, edge-to-edge printing capabilities, and up to 1200 dots-per-inch ("dpi") resolution.

  With the introduction of the QMS 4060, the Company has delivered one of the most feature-rich printers in its class, with print speeds up to 40 ppm, 600 dpi resolution capability, an Ethernet(R) network interface card, standard duplexer, and a suite of easy-to-use drivers and management tools. The QMS 4060 can be equipped with up to 4,500 sheets of paper input and a 2,000 sheet output stacker for production-level printing applications.

  The Company's most recent product offerings include the QMS magicolor(R) 2 and the QMS 2425 TURBO Print Systems. With the introduction of the QMS magicolor 2, the Company has delivered a cost-effective, easy-to-use, color laser print system, with speeds of 4 to 8 ppm in color, and 16 ppm in monochrome. The QMS 2425 TURBO is a next-generation version of the award-winning QMS 2425 Print System, offering superior document and image processing at 24 ppm. Both of these new print systems feature the ultra-fast NEC Vr4300(R) 133 MHz processor.

  Most of the Company's products provide high-resolution (600x600, 1200x600, and 1200x1200 dpi), large format (up to 11^ by 17^) laser printing (monochrome and/or color), advanced document-handling features, optional network connectivity, or a combination of these features.

SALES AND MARKETING

  The market for the Company's products is related to the market for computer systems generally. Current end users of the Company's products include many Fortune 500 companies, governmental agencies, and educational institutions. In the United States, the Company sells its products primarily through its direct sales channel and through resellers including national and regional distributors and computer dealers.

  As of October 3, 1997, the Company operated direct sales offices in 19 cities in 17 states in the United States. The Company, either directly or through its international network and distributors, markets its products in 28 countries outside of the United States.

  At the beginning of fiscal 1996, the Company sold its subsidiaries in Europe and Australia, and also sold the assets of its subsidiary in Japan. The Company signed master distributor agreements with the purchasers so that the Company's products will continue to be marketed in these countries.

  The Company's 10 largest customers accounted for an aggregate of approximately 27.4% of total net sales during fiscal 1997. During fiscal 1997, no single customer accounted for more than 10% of the Company's total net sales.

  The Company's products are advertised in the United States and international markets and exhibited at industry trade shows in the United States and internationally under the Company's name and under the name of its wholly owned subsidiary, QMS Canada, Inc. The Company also provides field sales support, including training for customers and resellers, trade show exhibits, sales training, and assistance to sales representatives to facilitate sales. The Company believes that this support has been well received by its customers and sales organizations and has assisted the Company in the introduction of new products.

INTERNATIONAL OPERATIONS

  In fiscal 1995, 1996, and 1997, international sales totaled $132,130,000, $40,084,000, and $27,778,000, respectively, representing approximately 51%, 27%, and 22%, respectively, of the Company's net sales. The Company derives its international sales from Europe, Japan, Canada, and Central and South America. The Company generally invoices customers in their local currency and, therefore, is exposed to currency translation risks.

  The components used in the Company's products are purchased abroad, primarily from Japanese companies. Accordingly, the cost of such components may increase if the value of the United States dollar declines relative to the currency of the source country.

  For financial information regarding the Company's foreign and domestic operations and export sales, see Notes 1 and 14 of Notes to the Company's Consolidated Financial Statements under Item 8 (Financial Statements and Supplementary Data).

SERVICE, SUPPORT, AND WARRANTY

  The Company provides a high level of technical and software support and maintenance service and support to its end users directly and through distributors, resellers, and third-party service providers. A staff of engineers and technicians provides systems applications support, field service support, and customer training for the use and maintenance of the Company's products. In the United States, the Company provides technical hardware and software support and maintenance service from its home office in Mobile, Alabama, and from field offices located in 53 cities in 33 states. Technical support is provided via telephone and electronic bulletin boards while a national service organization provides alternative repair choices of return to depot or factory, on site, and special contractual service. During fiscal 1997, the Company provided international technical service in Canada through its direct service organization as well as through certain authorized dealers.

  The Company warrants its products for a period of 90 days to 2 years from the date of shipment, depending on the product. The Company's annual warranty costs have not been significant relative to the Company's net sales.

COMPETITION

  Competition in the computer printing industry is extremely intense, and a number of the Company's competitors have far greater financial, technical, marketing, and manufacturing resources than the Company. Management believes that performance, reliability, versatility of features, product support, and price are the primary bases of competition in this market. Further, in some of its markets, the Company competes against noncomputerized means of labeling products, such as offset printing. The Company would be adversely affected if its competitors successfully marketed products that were technologically superior or significantly lower in price.

  The Company's intelligent print systems are positioned to compete in the low- and medium-speed, nonimpact page printer markets. Nonimpact laser printing competes with other technologies in the computer printer market, including inkjet, dye sublimation, ion deposition, magnetic, thermal, and impact printers. Companies whose nonimpact printers compete with the Company's include: Apple Computer, Inc.; Canon, Inc.; Digital Equipment Corporation; Hewlett-Packard Company; Lexmark International, Inc.; NEC Technologies, Inc.; Seiko Epson Corp.; Tektronix, Inc.; Xerox Corporation; and IBM. Many of these competitors are larger companies with greater financial resources than those of the Company.

MANUFACTURING AND QUALITY CONTROL

  The Company assembles its intelligent processors by adding components to printed circuit boards manufactured according to its designs and specifications. Essentially, the Company manufactures its products by assembling components and subassemblies manufactured by others and adding software enhancements. The intelligent processors, which include electronic circuitry and software designed by the Company, are tested to ensure quality and consistency of production and design.

  Most of the parts, components, and subassemblies used in the Company's products are available to the Company from a variety of sources. When management determines that a particular supplier is sufficiently reliable, however, the Company generally chooses to rely on a single source for its requirements in order to ensure a sufficient supply to meet its needs. If the Company were required to change its sources of certain of those materials unexpectedly, the Company might be adversely affected during the time it would take to negotiate new arrangements with another vendor and to integrate those materials into its production process. See "Print Engines" below.

  During fiscal 1997, the Company performed manufacturing and assembly operations in Mobile, Alabama.

ORDER BACKLOG

  The Company's backlog consists of firm purchase orders which the Company expects to fill during fiscal 1998. As of September 27, 1996, and October 3, 1997, the backlog was $5,118,000 and $5,668,000, respectively.

  The Company attempts to maintain adequate finished goods inventory to ship goods off the shelf whenever possible. Because a substantial portion of the sales in any given month historically has been derived from new orders received during the month, backlog is not necessarily an accurate indicator of future revenues. The Company does not believe that sales of its products are subject to significant seasonal fluctuations.

PRINT ENGINES

  The Company purchases print engines for its products from third-party manufacturers, including: Canon U.S.A., Inc.; Ricoh Company, Ltd.; Hitachi America, Ltd.; Fujitsu America, Inc.; Minolta Co., Ltd.; and Mitsubishi Electronics America, Inc. While other sources are available, the Company currently relies on these suppliers' abilities to make print engines available as needed by the Company. Some of these print engines are supplied to the Company pursuant to the terms of contracts entered into which specify prices to be paid for each print engine depending upon the annual volume of print engines purchased from that manufacturer. Certain of the Company's supply contracts with foreign manufacturing sources are subject to adjustment for exchange rate fluctuations.

  The Company believes that its requirements for print engines for fiscal 1998 will be adequately met under the terms of existing arrangements and those expected to be entered into in fiscal 1998. The Company has some flexibility to adjust delivery schedules and quantities as demand for specific print engines changes as a result of changes in product mix and customer demand. Although print engines are available from a variety of sources, most of the Company's print engines will be supplied by: Canon U.S.A. Inc.; Fujitsu America, Inc.; Hitachi America, Ltd.; and Minolta Co., Ltd. Consequently, disruption of the Company's contracts with these suppliers would adversely affect the Company during the time required to negotiate new arrangements with a different print engine supplier or suppliers and to bring the new product to market.

RESEARCH AND DEVELOPMENT

  The Company's research and development program examines new technologies, develops new and improved applications for the Company's products, and provides insights into new directions for the Company's business.

  The Company places significant emphasis on the addition of new features for its nonimpact print systems and enhancement of these systems to satisfy new applications. The Company solicits and receives continuing advice from its end users and various resellers in identifying appropriate additions. To augment in-house development efforts, the Company also contracts with third parties to develop products to its specifications or to license applications and other software. In addition, the Company assists certain software design firms in adapting their existing software for use with the Company's products.

  As of October 3, 1997, approximately 19.6% of the Company's employees were employed in its research and development department. During fiscal 1995, 1996, and 1997, the Company spent approximately $13,378,000, $11,333,000, and $13,461,000, respectively, for research and development and software costs and received no material customer-sponsored funding for research and development. In fiscal 1995, 1996, and 1997, approximately $7,096,000, $6,766,000, and
$8,167,000, respectively, of the software costs for those fiscal years were capitalized in accordance with Financial Accounting Standards ("FAS") Statement No. 86.

PATENTS AND TRADEMARKS

  The Company currently holds United States patents on certain of its products; however, most of the Company's revenue is derived from products for which there is no patent protection. Because of rapid technological changes in the computer and electronic printing industries, the Company does not believe that patents offer a significant degree of protection for most product and technology advances. The Company's strategy for maintaining its competitive position is to continue to emphasize product research and development, coupled with a high level of customer support.

  The Company has obtained registration of many of its trademarks, and has applications pending on others, in the United States and other countries.

ENVIRONMENTAL MATTERS

  Management believes the Company is in compliance in all material respects with applicable federal, state, and local statutes and ordinances regulating the discharge of materials into the environment. Management does not believe the Company will be required to expend any material amounts in order to remain in compliance with these laws and regulations or that compliance will materially affect its capital expenditures, earnings, or competitive position.

EMPLOYEES

  As of October 3, 1997, the Company employed 705 permanent employees in the United States. During fiscal 1997, the Company had one foreign operating subsidiary, QMS Canada, Inc., employing 29 permanent employees. QMS Canada, Inc. has sales and support organizations in Montreal, Ottawa, Toronto, and Vancouver.

  Management believes that much of its future success depends on its ability to attract and retain skilled personnel. The Company has implemented a Cash or Deferred Retirement Plan and an Employee Stock Purchase Plan and maintains stock option plans for officers and key employees.

  The Company's employees are not subject to collective bargaining agreements, and there have been no work stoppages due to labor difficulties. Management of the Company believes that its relations with its employees are good.

ITEM 2. PROPERTIES.

  The Company's headquarters facilities cover an aggregate of 117,000 square feet, of which 50,000 square feet are used for product research and development. The Company's primary manufacturing and warehousing facility covers 152,000 square feet. Both of these facilities are located and leased by the Company in Mobile, Alabama. In Fort Walton Beach, Florida, a subsidiary of the Company owns a 35,000 square foot facility on three acres of land. Effective August, 1997, this subsidiary ceased operations and the Company anticipates leasing or selling the property.

  During fiscal 1997, the Company leased additional office space in the United States and in Canada.

  The Company's properties are utilized approximately five and one-half days per week, with no significant underutilization of facilities. The Company believes that its owned and leased properties are sufficient for its current and foreseeable needs.

ITEM 3. LEGAL PROCEEDINGS.

  The Company is a defendant in a case in the United States District Court for the Southern District of Alabama involving a former employee alleging violation of the plaintiff's civil rights and certain other acts of wrongful conduct. A Summary Judgment was rendered by the Court dismissing the case and the plaintiff has filed its notice of intent to appeal the Summary Judgment. The Company cannot predict the ultimate outcome of this case; however, it does not expect the resolution of this matter to materially affect the Company's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET PRICE AND DIVIDEND INFORMATION

  The Company's common stock is listed on the New York Stock Exchange under the ticker symbol "AQM." The table below sets forth the per share quarterly high and low closing prices of QMS common stock for the fiscal years ended October 3, 1997, and September 27, 1996. No cash dividends were declared in either of the last two fiscal years, and the Board of Directors has no present intention to pay cash dividends in the foreseeable future. There were 1,470 holders of record of the Company's common stock at November 24, 1997.

                                                         1997          1996
                                                     ------------- -------------
FISCAL QUARTER                                        HIGH   LOW    HIGH   LOW
--------------                                       ------ ------ ------ ------
First............................................... $6 3/8 $5 1/8 $5 1/8 $3 1/4
Second..............................................  5 7/8  4 1/4  6 1/4  4 1/2
Third...............................................  4 5/8  2 3/8  6 3/4  4 7/8
Fourth..............................................  3 1/2  2 1/2  6 3/8  3 3/4

ITEM 6. SELECTED FINANCIAL DATA.

FIVE-YEAR SUMMARY--FINANCIAL AND OTHER DATA

  For the fiscal years ended October 3, 1997, September 27, 1996, September 29, 1995, September 30, 1994, and October 1, 1993

                                1997      1996      1995      1994      1993
                              --------  --------  --------  --------  --------
                                 DOLLARS IN THOUSANDS, EXCEPT PER SHARE
                                                AMOUNTS
Operating results
 Net sales................... $124,589  $147,174  $259,740  $292,688  $297,380
 Cost of sales...............   98,557    99,151   210,032   196,538   201,804
 Marketing and selling ex-
  pense......................   22,026    25,331    47,066    48,812    48,702
 Research and development ex-
  pense......................    5,294     4,567     6,282     8,904     9,018
 General and administrative
  expense....................   15,900    12,461    32,862    31,156    39,246
 Restructuring expense.......    8,029         0     8,364         0         0
                              --------  --------  --------  --------  --------
 Operating income (loss).....  (25,217)    5,664   (44,866)    7,278    (1,390)
 Interest income.............      373       398       171        80       756
 Interest expense............     (721)   (1,805)   (4,113)   (3,235)   (3,342)
 Gain on divestitures of
  businesses.................        0         0     3,675         0         0
 Miscellaneous income (ex-
  pense).....................     (557)     (737)      847       (83)     (946)
                              --------  --------  --------  --------  --------
 Income (loss) before income
  taxes......................  (26,122)    3,520   (44,286)    4,040    (4,922)
 Income tax provision (bene-
  fit).......................        0      (733)        0     1,080    (1,526)
                              --------  --------  --------  --------  --------
 Net income (loss)........... $(26,122) $  4,253  $(44,286) $  2,960  $ (3,396)
                              ========  ========  ========  ========  ========

                              1997      1996      1995       1994      1993
                             -------   -------  --------   --------  --------
                               DOLLARS IN THOUSANDS, EXCEPT PER SHARE
                                              AMOUNTS
Earnings (loss) per common
 share Primary and fully
 diluted...................  $ (2.44)  $  0.40  $  (4.15)  $   0.28  $  (0.31)
Weighted average number of
 shares (in thousands) used
 in computing earnings per
 share:
 Primary...................   10,696    10,722    10,677     10,723    10,792
 Fully diluted.............   10,696    10,755    10,677     10,761    10,821
Balance sheet Total assets.  $58,589   $91,718  $135,538   $182,023  $170,217
 Net working capital.......   12,287    19,235    35,511     79,390    78,359
 Term debt and bank loans..      447    13,695    36,404     38,348    44,543
 Stockholders' equity......   24,324    47,432    43,213     89,002    85,729
Other data
 Current ratio.............     1.46      1.49      1.55       2.44      2.82
 Gross profit margin.......     20.9%     32.6%     19.1%      32.9%     32.1%
 Net profit (loss) margin..    (21.0)%     2.9%    (17.1)%      1.0%     (1.1)%
 Return on average stock-
  holders' equity..........    (72.8)%     9.4%    (67.0)%      3.3%     (3.9)%
 Persons employed at year
  end......................      705       886     1,194      1,382     1,425

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

 Fiscal Years 1997, 1996, and 1995 Compared

GENERAL

  Fiscal 1997 has been a year of action as the Company has taken the initial steps to correct disappointing operating results. In fiscal 1997, the Company had a net loss of $26.1 million on net sales of $124.6 million compared to net income of $4.3 million in fiscal 1996 and net loss of $44.3 million in fiscal 1995 on net sales of $147.2 million and $259.7 million in fiscal 1996 and 1995, respectively. Of the $26.1 million fiscal 1997 loss, $8.0 million was from restructuring charges and $7.0 million was from special cost of goods sold charges. The elements and impact of these charges are discussed under the headings Gross Profit and Special Charges and Restructuring Charges below.

  The Company dramatically reduced its debt in fiscal 1997 from $13,695,000 to $447,000. This was accomplished principally by a sale-leaseback transaction which was completed in February 1997. The Company's Mobile, Alabama facilities were sold for net proceeds of approximately $12.5 million. (See Note 19 of Notes to Consolidated Financial Statements.) At the end of fiscal 1997, the Company had cash and cash equivalents in excess of outstanding debt. The Company currently has a $30.0 million four-year credit facility that expires in November 1999. Availability at any given point in time is a function of eligible accounts receivable and inventory levels. At October 3, 1997, total availability was $10.3 million.

  The Company introduced significant new products during fiscal 1997, including the QMS 2060 Hammerhead, a 20 page-per-minute (ppm) monochrome printer with graphic arts capabilities, and the QMS 4060, a 40 ppm monochrome printer with size capabilities to 11^ by 17^. In October 1997, the Company introduced the new QMS magicolor 2, a color print system which delivers up to 8 ppm in color and 16 ppm monochrome. These new products have energized our sales and marketing management team for fiscal 1998 and should increase the Company's ability to compete effectively in domestic and international markets.

  In addition, the Company announced in October 1997 a return to the Original Equipment Manufacturer ("OEM") market with a contract to provide private label print systems and accessories. The OEM market provides an additional channel for product sales without conflicting with our existing sales channels.

  The Company enters fiscal 1998 with a renewed focus on its core business of laser print systems, consumables and service. With a lowered cost structure, adequate borrowing capacity, new product introductions and a new OEM market, management believes the Company is positioned for renewed profitability and improved stockholder value.

NET SALES

TABLE OF NET SALES COMPARISONS FOR KEY CHANNELS

                                                          YEAR-TO-YEAR
                                  NET SALES          INCREASES/(DECREASES)
                          -------------------------- ----------------------
                            1997     1996     1995      1997        1996
                          -------- -------- -------- ----------  ----------
                                              IN THOUSANDS
U.S. direct.............. $ 47,100 $ 47,623 $ 73,047 $     (523) $  (25,424)
U.S. service.............   33,587   33,126   31,564        461       1,562
U.S. reseller............   11,014   20,661   15,162     (9,647)      5,499
Europe/Australia.........   12,070   19,792   88,391     (7,722)    (68,599)
Japan....................    5,617    9,220   30,876     (3,603)    (21,656)
QMS Canada...............    7,189    8,733   12,860     (1,544)     (4,127)
QMS Circuits.............    1,751    3,289    3,851     (1,538)       (562)
All other................    6,261    4,730    3,989      1,531         741
                          -------- -------- -------- ----------  ----------
 Total................... $124,589 $147,174 $259,740 $ ( 22,585) $ (112,566)
                          ======== ======== ======== ==========  ==========

  Total sales declined by $22.6 million, or 15.3%, during fiscal 1997 compared to a decline of $112.6 million, or 43.3%, during fiscal 1996. The decline in fiscal year 1997 is primarily due to reduced commissions from our European and Japanese partners totaling $11.3 million. The decline in European and Japanese commissions is primarily due to fiscal 1996 end-of-life sales of 16 ppm products. This resulted in higher fiscal 1996 sales without a corresponding increase in 1997 sales of the replacement product. An additional reduction of $9.6 million occurred in the reseller channel. Reseller sales declined due to a temporary Company focus on the graphic arts market and away from traditional reseller markets. The Company has now refocused on traditional as well as niche distributors and has seen an increase in quarterly reseller revenue for the past two quarters following declines in the previous six quarters.

  The primary reason for the significant decline in total sales in fiscal 1996 is that fiscal 1995 sales of $119.3 million are attributable to Japanese, European and Australian subsidiaries that the Company divested at the start of fiscal 1996. Although the divested subsidiary operations are no longer reflected in the consolidated financial statements of the Company, QMS recognizes substantial benefits from the ongoing relationships with the new owners of these operations. Agreements are in place whereby the Company sells printer controllers and components at cost to these international distributors and then receives a commission from their sales of QMS products. As a result, the Company realizes an income stream from these international operations without the burden of carrying their fixed costs.

  The U.S. direct sales channel sells the higher end of the Company's product offerings and consumables to major corporate accounts. Generally, product gross margins and the cost of distribution are higher in this channel than in the reseller channel. During fiscal 1997, the U.S. direct sales operations resulted in a net sales decrease of 1.1%, which compares to a net sales decrease of 34.8% during fiscal 1996. During fiscal 1995, $8.2 million, or 11.2%, of net sales in this channel was attributable to sales of color thermal transfer consumables, which was a product line sold in fiscal 1995 and whose sales are therefore no longer available to the Company. Excluding this effect, the net sales decline during fiscal 1996 would have been 26.6%. Turnover in sales and marketing personnel during fiscal 1996 and 1997 contributed to the sales declines in both years. The Company has addressed this issue with the addition of new sales and marketing employees who joined the Company during fiscal 1997.

  The U.S. service channel supports the sale of QMS products through a nationwide field service organization. Service contracts are available for all Company product offerings but are generally written for the higher end products sold through the U.S. direct sales channel. In addition to QMS products, the service organization services products sold by other manufacturers. The U.S. service business realized a net sales gain of 1.4% in fiscal 1997 compared to a gain of 4.9% in fiscal 1996. This deceleration in service business growth is directly related to the sales decline in the U.S. direct sales channel.

  The U.S. reseller channel is responsible for attracting and qualifying resellers of the lower end of the Company's product line. Generally, gross margins and distribution costs are lower in this sales channel than in the direct sales channel. The U.S. reseller channel net sales decreased 46.7% in fiscal 1997 after increasing 36.3% between fiscal 1995 and 1996. Fiscal 1997 reseller sales declined due to a Company focus on the graphic arts market and away from traditional reseller markets. The Company has now refocused on traditional as well as niche distributors and has seen an increase in quarterly reseller revenue for the past two quarters following declines in the previous six quarters.

  QMS Europe B.V. and QMS Australia Pty. Ltd. were sold to Jalak Investment B.V., effective the beginning of fiscal 1996. The Company continues to sell controller boards and components to these businesses at cost and then realizes a commission on their sales of QMS products to third parties. As a result of this change in business operations, net sales through these channels are significantly lower in fiscal 1996, with sales to the new QMS Europe B.V. of $19.8 million compared to sales of $88.4 million by the wholly owned subsidiaries QMS Europe B.V. and QMS Australia Pty. Ltd. in fiscal 1995. While the net third-party sales of QMS Europe B.V. and QMS Australia Pty. Ltd. are no longer included in the consolidated fiscal 1996 and 1997 financial statements, the entire operating expense structure of these businesses was also eliminated. In fiscal 1997, sales to QMS Europe B.V. of $12.1 million are down 39.0% from fiscal 1996 sales of $19.8 million. This 1997 decrease in revenue was caused primarily by the fiscal 1996 end-of-life sales of the 16 ppm product.

  The assets of QMS Japan KK were divested at the beginning of fiscal 1996. The Company continues to sell controller boards and components to the new owner of the business at cost and then realizes a commission on their sales of QMS products to third parties. For the same reasons described above for QMS Europe/Australia, there are significantly lower net sales through this channel in fiscal 1996, with sales to the new QMS Japan KK of $9.2 million compared to sales of $30.9 million by the wholly owned subsidiary QMS Japan in fiscal 1995. In fiscal 1997, sales to QMS Japan KK of $5.6 million are down 39.1% from fiscal 1996 sales of $9.2 million. This 1997 decrease in revenue was caused primarily by the fiscal 1996 end-of-life sales of the 16 ppm product.

  QMS Canada, Inc., a wholly owned subsidiary, sells the entire line of Company products, services and accessories to end users and through resellers. Net sales for QMS Canada declined by 17.7% in fiscal 1997 and by 32.1% in fiscal 1996. Reasons for the sales decline in fiscal 1996 are the same as noted for the U.S. direct and reseller channels discussed above. In fiscal 1997, the Company decreased Canadian operations and closed one office.

  QMS Circuits, Inc., a wholly owned subsidiary based in Fort Walton Beach, Florida, manufactures and markets printed circuit boards for the Company and for third-party sales. During fiscal 1997, 1996, and 1995, the Company also sold controller boards, controller-level products to original equipment manufacturers, and printer products. In the fourth quarter of fiscal 1997, QCI ceased operations due to continuing losses and the Company recorded an $800,000 charge for associated closing costs.

GROSS PROFIT AND SPECIAL CHARGES

  Gross profit dollars decreased from $48.0 million in fiscal 1996 to $26.0 million in fiscal 1997 (a decrease of 45.8%) due primarily to a 15% reduction in revenue, reduced margins on end-of-life products and special charges totaling $7.0 million. Excluding special charges, the gross margin on sales decreased from 32.6% in fiscal 1996 to 26.5% in fiscal 1997. This decrease is caused by shorter life spans on products, higher expenses to develop new products being amortized over shorter product life spans and increased competition causing lower margins on print system products.

  Special cost of goods sold charges for fiscal 1997 included fourth quarter excess and obsolete and valuation charges of $4.2 million related to reduced values for surplus inventory and repaired parts. Additionally, a $2.6 million fourth quarter charge was taken to reduce the balance of capitalized software development costs to estimated net realizable value.

  In fiscal 1996, gross profit decreased 3.4% as the revenue decreases from the sale of QMS Japan and QMS Europe were offset by commission revenues.

OPERATING EXPENSES

  The Company's strategy for fiscal 1996 and 1997 was to reduce overall costs and bring them in line with revenues. This was attempted through several avenues including divestitures, reductions in work force, restructuring employee benefit programs, executive salary reductions, and aggressive cost management, although the benefits in fiscal 1997 are masked by restructuring charges and increased rental costs. Total operating expenses for fiscal 1997 increased to $51.2 million compared to $42.4 million and $94.6 million for fiscal 1996 and 1995, respectively. Excluding restructuring expenses, operating expenses were $43.2 million, $42.4 million and $86.2 million for fiscal 1997, 1996, and 1995, respectively. The $0.8 million increase in operating expenses is due to increased rent expense caused by the February 1997 sale-leaseback of the Company's headquarters in Mobile, Alabama. The sale-leaseback resulted in $0.9 million increased operating expenses from rent with a corresponding decrease in interest and depreciation expense. Most of the benefit of the reductions in work force that occurred primarily in August of 1997 will not be felt until fiscal 1998 due to the September fiscal year end. The combined reduction in salaries from reductions in work force and divestiture of businesses totals $3.5 million per year.

  In fiscal 1996, operating expenses declined by $52.2 million, or 55.2%; these improvements are a direct result of eliminating the operating expense structure of the divested Japanese, European and Australian business operations.

RESTRUCTURING CHARGES

  Restructuring charges in fiscal 1997 totaled $8.0 million from reductions in force and divestiture of businesses.

  As discussed previously, in the fourth quarter of fiscal 1997, the Company ceased operations of its subsidiary QMS Circuits, Inc. ("QCI") and divested the Imaging Services Business Unit ("IMS"). A charge of $800,000 was incurred to cover the severance, asset and inventory writedowns, and other closing expenses associated with QCI. In fiscal 1997, IMS lost $543,000 on sales of $123,000. In divesting IMS, the Company incurred charges of $247,000.

  During fiscal 1997, the Company work force decreased nearly 20% to approximately 700 employees due primarily to the closing and divestiture of businesses and a corporate-wide reduction in work force. Severance and outplacement expense recorded in fiscal 1997 totaled $1.6 million.

  The Company entered into agreements during fiscal 1997 specifying the retirement of two executives; the President and Chief Executive Officer, and the Executive Vice President and Chief Technical Officer. These agreements caused an additional $2.6 million in fiscal 1997 charges related to accelerated retirement benefits and other management transition expenses.

  Moreover, the Company recognized in the income statement cumulative foreign currency translation losses of $2.4 million in connection with its Canadian operations. These translation losses had previously been recognized as a reduction of stockholders' equity.

OTHER INCOME (EXPENSE)

  Interest expense decreased $1.1 million, 60.1%, from $1.8 million to $0.7 million in fiscal 1997 after decreasing $2.3 million, 56.1%, from $4.1 million to $1.8 million in fiscal 1996. The reduction in fiscal 1996 and 1997 is directly related to the overall reduction in short-term and long-term debt due to the divestiture of businesses and sale-leaseback of the Mobile headquarters and manufacturing property.

  Interest income increased 132.7% in fiscal 1996 and is attributable to interest earned on the notes receivable from QMS Europe B.V. and QMS Japan KK.

  In fiscal 1995, a net gain of $3.7 million was recognized from the divestiture of businesses, principally the result of the sale of a portion of the color thermal transfer consumables business. Miscellaneous income (expense) includes gains and losses on asset disposals and foreign currency transactions.

  The Company did not enter into any material foreign exchange contracts during fiscal 1997, 1996, or 1995 and has no foreign exchange contracts at October 3, 1997.

INCOME TAXES

  No benefit or provision for income taxes was recognized for fiscal 1997 or 1995. For fiscal 1996, a benefit of 20.8% of pretax income was recognized. This benefit resulted from the carryback of losses in Japan relating to the divestiture of business operations in that country.

  At October 3, 1997, the Company had domestic operating loss carryovers and general business credit carryovers of approximately $42.3 million and $1.7 million, respectively, which expire in periods ranging from 2002 to 2012. (See
Note 13 of Notes to Consolidated Financial Statements.)

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

  Because the Company competes in an industry of rapid technological advancement, it is important that the Company be able to develop innovative new technologies and leading-edge print systems in a timely, cost-effective manner. The Company has invested significantly in Crown advanced document processing technology which, in addition to providing significantly improved functionality, is intended to reduce the time it takes to develop products. New product introduction delays could, however, have an adverse impact on operating results.

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

LIQUIDITY AND CAPITAL RESOURCES

  Cash and cash equivalents were $0.6 million at October 3, 1997, compared to $0.2 million and $7.4 million at the end of fiscal 1996 and 1995, respectively. Cash flow from operations was $9.8 million for fiscal 1997 compared to $14.9 million and $12.4 million for fiscal 1996 and 1995, respectively. The Company's financing for fiscal 1997, 1996, and 1995 came principally from cash flows from operations and borrowings under revolving credit agreements. In addition, the divestiture of businesses and disposal of property, plant, and equipment has provided cash flows of $13.5 million, $9.5 million and $6.9 million in fiscal 1997, 1996, and 1995, respectively.

  The Company's working capital was $12.3 million at October 3, 1997, down from $19.2 million at the end of fiscal 1996. Although working capital was reduced, the working capital ratio increased from 1.35 at the end of fiscal 1996 to 1.46 at the end of 1997. Changes in working capital are primarily the result of a 27% decrease in net receivables ($6.6 million) caused by lower sales and improved collections, a 36% decrease in inventory ($10.2 million) caused by improved inventory management and a 97% decrease in short-term debt ($13.2 million) caused primarily by proceeds from the sale-leaseback of the Mobile headquarters and manufacturing location.

  At October 3, 1997, the Company was not in compliance with certain covenants contained in the sale-leaseback agreement. On December 8, 1997, the Company obtained a one-year waiver of non-compliance from the lessor through October 5, 1998, in exchange for $1.3 million in prepaid rent and an amendment to a related warrant agreement. At the end of the waiver period, the Company may be out of compliance with one or more covenants contained in the lease agreement. Among the remedies available to the landlord are the acceleration of all rent for the initial lease term, cancellation of the lease, or all other remedies available at law. Management believes over the next year through further negotiations a further extension of the waiver or a permanent revision of the covenant will be obtained.

  Management believes that the Company's fiscal 1997 working capital and capital expenditure needs, as well as funding for research and development, will be met by cash flow from operations and by the Foothill credit facility. (See Note 7 of Notes to Consolidated Financial Statements.)

YEAR 2000 COMPLIANCE

  The Company has developed and begun implementing plans to review its purchased and developed software for year 2000 compliance. Systems that require modification or replacement have been identified and a plan for resolving year 2000 issues has been established.

INFLATION

  Inflationary factors have not had a significant effect on the Company's operations in the past three years. A significant increase in inflation would adversely affect the Company's operations.

RECENTLY ISSUED ACCOUNTING STANDARDS

  Management does not believe the adoption of any of the recently issued accounting standards described in Note 1 of Notes to Consolidated Financial Statements will have a significant impact on the Company's financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the fiscal years ended October 3, 1997, September 27, 1996, and September 29, 1995

                                                    1997      1996      1995
                                                  --------  --------  --------
                                                    DOLLARS IN THOUSANDS,
                                                   EXCEPT PER SHARE AMOUNTS
Net sales
 Printers and supplies..........................  $ 91,002  $114,048  $228,176
 U.S. service...................................    33,587    33,126    31,564
                                                  --------  --------  --------
  Total net sales...............................   124,589   147,174   259,740
Cost of sales
 Printers and supplies..........................    74,842    79,613   191,010
 U.S. service...................................    23,715    19,538    19,022
                                                  --------  --------  --------
  Total cost of sales...........................    98,557    99,151   210,032
Gross profit
 Printers and supplies..........................    16,160    34,435    37,166
 U.S. service...................................     9,872    13,588    12,542
                                                  --------  --------  --------
  Total gross profit............................    26,032    48,023    49,708
Operating expenses
  Marketing and selling.........................    22,026    25,331    47,066
  Research and development......................     5,294     4,567     6,282
  General and administrative....................    15,900    12,461    32,862
                                                  --------  --------  --------
   Total excluding restructuring charges........    43,220    42,359    86,210
  Restructuring charges.........................     8,029         0     8,364
                                                  --------  --------  --------
   Total operating expenses.....................    51,249    42,359    94,574
                                                  --------  --------  --------
Operating income (loss).........................   (25,217)    5,664   (44,866)
                                                  --------  --------  --------
Other income (expense)
  Interest income...............................       373       398       171
  Interest expense..............................      (721)   (1,805)   (4,113)
  Divestitures of businesses....................         0         0     3,675
  Miscellaneous income (expense)................      (557)     (737)      847
                                                  --------  --------  --------
   Total other income (expense), net............      (905)   (2,144)      580
                                                  --------  --------  --------
Income (loss) before income taxes...............   (26,122)    3,520   (44,286)
Income tax benefit..............................         0      (733)        0
                                                  --------  --------  --------
Net income (loss)...............................  $(26,122) $  4,253  $(44,286)
                                                  ========  ========  ========
Earnings (loss) per common share:
  Primary and fully diluted.....................  $  (2.44) $   0.40  $  (4.15)
Weighted average number of shares (in thousands)
 used in
 computing earnings (loss) per common share:
 Primary........................................    10,696    10,722    10,677
 Fully diluted..................................    10,696    10,755    10,677

  See Notes to Consolidated Financial Statements.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the fiscal years ended September 29, 1995, September 27, 1996, and October 3, 1997

                            COMMON STOCK                              TREASURY STOCK
                          -----------------                         -------------------
                                                         RETAINED
                                            ADDITIONAL   EARNINGS                          FOREIGN
                            SHARES           PAID-IN   (ACCUMULATED NUMBER OF             CURRENCY
                            ISSUED   AMOUNT  CAPITAL     DEFICIT)    SHARES     AMOUNT   TRANSLATION
                          ---------- ------ ---------- ------------ ---------  --------  -----------
                                                    DOLLARS IN THOUSANDS
Balance September 30,
 1994...................  11,832,806  $118   $39,990     $62,901    1,159,391  $(13,340)   $ (667)
 Stock options exer-
  cised.................                           4                   (3,400)       26
 Translation adjustment.                                                                   (1,533)
 Net loss...............                                 (44,286)
                          ----------  ----   -------     -------    ---------  --------    ------
Balance September 29,
 1995...................  11,832,806   118    39,994      18,615    1,155,991   (13,314)   (2,200)
 Warrant issued.........                         175
 Stock options exer-
  cised.................                         (13)                  (4,650)       35
 Translation adjustment.                                                                     (231)
 Net income.............                                   4,253
                          ----------  ----   -------     -------    ---------  --------    ------
Balance September 27,
 1996...................  11,832,806   118    40,156      22,868    1,151,341   (13,279)   (2,431)
 Warrant issued.........                         208
 Stock options exer-
  cised.................                         (42)                 (15,600)      121
 Translation adjustment.                                                                    2,431
 Other..................                         296
 Net loss...............                     (26,122)
                                             -------
Balance October 3, 1997.  11,832,806  $118   $40,618     $(3,254)   1,135,741  $(13,158)   $    0
                          ==========  ====   =======     =======    =========  ========    ======

  See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

At October 3, 1997
and September 27, 1996

                                                               1997      1996
                                                             --------  --------
                                                                DOLLARS IN
                                                                 THOUSANDS
ASSETS
Current assets.............................................
 Cash and cash equivalents.................................  $    612  $    190
 Trade receivables (less allowance for doubtful accounts
  of $529 in 1997 and $383 in 1996)........................    17,535    24,145
 Notes receivable..........................................       443     2,667
 Inventories, net..........................................    18,124    28,366
 Other current assets......................................     2,257     2,908
                                                             --------  --------
  Total current assets.....................................    38,971    58,276
Property, plant, and equipment, net........................     5,357    20,282
Notes receivable (less reserve of $900)....................     3,433     2,267
Other assets, net..........................................    10,828    10,893
                                                             --------  --------
  Total assets.............................................  $ 58,589  $ 91,718
                                                             ========  ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Accounts payable..........................................  $  6,562  $  7,463
 Revolving credit loan and short-term debt.................       447    13,695
 Current maturities of capital lease obligations...........       988       737
 Other current liabilities.................................    18,687    17,146
                                                             --------  --------
  Total current liabilities................................    26,684    39,041
Capital lease obligations..................................       898       531
Other liabilities..........................................     6,683     4,714
                                                             --------  --------
  Total liabilities........................................    34,265    44,286
                                                             --------  --------
Commitments and contingencies (Note 16)
Stockholders' equity
Preferred stock-authorized, 500,000 shares of no par value;
 none issued
 Common stock-authorized, 50,000,000 shares of $.01 par
  value; issued,
  11,832,806 shares in 1997 and 1996.......................       118       118
 Additional paid-in capital................................    40,618    40,156
 Retained earnings (accumulated deficit)...................    (3,254)   22,868
 Treasury stock, at cost (1,135,741 shares in 1997 and
  1,151,341 shares in 1996)................................   (13,158)  (13,279)
 Foreign currency translation..............................         0    (2,431)
                                                             --------  --------
  Total stockholders' equity...............................    24,324    47,432
                                                             --------  --------
  Total liabilities and stockholders' equity...............  $ 58,589  $ 91,718
                                                             ========  ========

  See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the fiscal years ended October 3, 1997, September 27, 1996, and September 29, 1995

                                                     1997     1996      1995
                                                   --------  -------  --------
                                                     DOLLARS IN THOUSANDS
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)................................  $(26,122) $ 4,253  $(44,286)
Adjustments to reconcile net income (loss) to net
 cash provided by operating activities:
  Depreciation of property, plant, and equipment.     4,392    5,368     8,406
  Amortization and write-off of capitalized and
   deferred software and other...................     9,409    4,429    15,925
  Provision for losses on accounts receivable....       402      328       282
  Provision for losses on inventory..............     7,416    2,123    19,132
  Non-cash restructuring charges.................     4,178        0     8,364
  Gains from divestitures of businesses, net.....         0        0    (3,675)
  Other..........................................       151      172      (474)
 Changes in assets and liabilities which provided
  (used) cash:
  Trade receivables..............................     6,208   13,248    13,484
  Inventories....................................     2,826   16,993     3,149
  Accounts payable...............................      (901)  (9,123)   (4,205)
  Other assets and liabilities...................     1,849  (22,888)   (3,688)
                                                   --------  -------  --------
   Total adjustments.............................    35,930   10,650    56,700
                                                   --------  -------  --------
   Net cash provided by operating activities.....     9,808   14,903    12,414
                                                   --------  -------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Collections of notes receivable.................     1,057    1,666         0
 Additions to property, plant, and equipment.....    (2,672)  (2,255)   (5,107)
 Additions to capitalized software costs.........    (8,167)  (6,766)   (7,096)
 Additions to deferred software costs............      (611)    (624)     (768)
 Proceeds from disposal of property, plant, and
  equipment......................................    13,548      161     1,262
 Proceeds from divestitures of business..........         0    9,300     5,675
                                                   --------  -------  --------
  Net cash provided by (used in) investing activ-
   ities.........................................     3,155    1,482    (6,034)
                                                   --------  -------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from term debt and capital lease obli-
  gations........................................     1,386   13,116       723
 Payments of term debt, including current maturi-
  ties...........................................   (13,248) (27,672)   (9,708)
 Payments of capital lease obligations, including
  current maturities.............................      (757)  (1,097)   (1,181)
 Proceeds from bank loans........................         0        0     7,764
 Payments of bank loans..........................         0   (7,764)        0
 Proceeds from stock options exercised...........        78       22        30
                                                   --------  -------  --------
  Net cash used in financing activities..........   (12,541) (23,395)   (2,372)
                                                   --------  -------  --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH..........         0     (231)   (1,533)
                                                   --------  -------  --------
NET CHANGE IN CASH AND CASH EQUIVALENTS..........       422   (7,241)    2,475
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR.....       190    7,431     4,956
                                                   --------  -------  --------
CASH AND CASH EQUIVALENTS, END OF YEAR...........  $    612  $   190  $  7,431
                                                   ========  =======  ========

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

  Description of Business--QMS, Inc. designs and manufactures intelligent controllers which enhance the graphics capabilities and performance of computer printing and imaging systems. The Company incorporates its controllers, which consist of software implemented on printed circuit boards, into computer printing and imaging systems which it markets, sells, and supports in the United States, Europe, Japan, Canada, and Central and South America. The market for these products is related to the market for computer systems generally. Current end users of the Company's products include many Fortune 500 companies, governmental agencies, and educational institutions.

  Principles of Consolidation--The accompanying consolidated financial statements include the accounts of QMS, Inc. and its wholly owned subsidiaries. All material intercompany items have been eliminated.

  Accounting Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.

  Fiscal Year--The Company's fiscal year ends on the Friday closest to September 30. Fiscal 1997 included 53 weeks. Fiscal 1996 and 1995 included 52 weeks.

  Cash Equivalents--The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

  Inventories--Inventories are stated at the lower of cost or market. Cost, which includes materials, labor, and production and material overhead, is determined on the first-in, first-out basis. Market is based on replacement cost or net realizable value, as appropriate.

  Property, Plant, and Equipment--Expenditures for property, plant, and equipment, major renewals, and betterments are capitalized at cost. Certain assets are financed under lease contracts which have been capitalized. Aggregate lease payments, discounted at appropriate rates, have been recorded as long-term debt, the related leased assets have been capitalized, and the amortization of such assets is included in depreciation expense. Depreciation is computed on the straight-line method over the estimated useful lives of the assets, or the lease term, whichever is shorter.

  Expenditures for maintenance, repairs, and minor renewals are charged to expense. When items are disposed of, the cost and accumulated depreciation are eliminated from the respective accounts, and the resulting gain or loss is included in the statement of operations.

  Revenue Recognition--Sales of printers and supplies are recorded upon shipments of products to customers provided that no significant vendor obligations remain and collectibility of the resulting receivables is probable. Service revenue is recognized at the time the services are provided or upon completion of certain obligations under deferred service contracts.

  Warranty Policy--The Company warrants its products for a period of 90 days to 2 years from the date of shipment, depending on the product.

  Deferred Service Revenues--Amounts billed for service contracts are credited to deferred service revenue and reflected in revenues over the terms of the contracts, which range up to five years.

  Deferred Software Costs--Purchased computer software costs are amortized based on current and future revenue for each product with an annual minimum amortization equal to straight-line amortization over the remaining estimated economic life of the product.

  Capitalized Software Costs--The Company capitalizes the qualifying costs of developing proprietary software included in its products. Capitalization of costs requires that technological feasibility has been established. Upon completion of projects, amortization is determined based on the larger of the amounts computed using (a) the ratio that current gross revenue for each product bears to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product. Amortization adjustments are made to reflect net realizable value and any changes in the determination of the economic lives.

  Capitalized software costs for fiscal 1997, 1996, and 1995 totaled $8,167,000, $6,766,000, and $7,096,000, respectively. For fiscal 1997, 1996, and 1995, $8,931,000, $3,705,000, and $13,853,000, respectively, were charged as amortization expense on completed projects and were included in cost of goods sold. Amortization expense included net realizable value adjustments of $3,224,000, $497,000, and $4,639,000 for fiscal 1997, 1996, and 1995, respectively. During the fourth quarter of fiscal 1996, the Company extended the amortization periods of certain of its projects to more closely correspond with the estimated economic life of the related products. The effect of this change in estimate was to decrease amortization expense by $164,000.

  Research and Development--The Company expenses research and development costs, including expenditures related to development of the Company's software products that do not qualify for capitalization.

  Income Taxes--The Company complies with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," under which deferred tax liabilities and assets are determined based on the difference between financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. (See Note 13.)

  Recently Issued Accounting Standards--In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share," and SFAS No. 129, "Disclosure of Information about Capital Structure." SFAS No. 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share, requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures, and provides guidance on other computational changes. SFAS No. 129 establishes standards for disclosing information about an entity's capital structure. The Company will adopt SFAS No. 128 and No. 129 in the first quarter of fiscal 1998 and management does not expect the adoption of these Statements to have a material impact on the Company's earnings per share or its disclosures.

  In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which will be effective for the Company in fiscal 1999. Management does not expect the adoption of these Statements to have a material impact on the Company's disclosures.

  The American Institute of Certified Public Accountants recently issued a Statement of Position, "Software Revenue Recognition." This Statement is not expected to have a material impact on the Company's financial statements.

  Earnings (Losses) per Common Share--Earnings (losses) per common share are computed based on the weighted average number of common and common equivalent shares outstanding, as appropriate. Common equivalent shares result from the assumed exercise of outstanding stock options that have a dilutive effect when applying the treasury stock method.

  FOREIGN CURRENCY TRANSLATION--The financial position and results of operations of the Company's Canadian subsidiary are measured using local currency as the functional currency. During fiscal 1997, the Company recognized in the income statement cumulative foreign currency translation losses of $2.4 million in connection with its Canadian operations. These translation losses had previously been recognized as a reduction of stockholders' equity. During fiscal 1995, the Company also had foreign subsidiaries in Europe (for which the functional currency was the U.S. dollar) and in Japan, Australia, and New Zealand (for which the functional currencies were the local currencies). Assets and liabilities of these subsidiaries were translated using current exchange rates with revenues and expenses translated at rates approximating the actual rates on the dates of the transactions. Translation adjustments were included as a separate component of stockholders' equity except for QMS Japan, for which a gain of approximately $2.3 million was included in restructuring charges in fiscal 1995 as a component of the write-down of the Company's investment in QMS Japan. (See Notes 17 and 18.) Foreign currency transaction gains (losses) are included as a component of miscellaneous income (expense). (See Note 14.)

  RECLASSIFICATIONS--Certain reclassifications have been made to fiscal 1996 and 1995 amounts to conform to the fiscal 1997 presentation.

2. INVENTORIES

  Inventories at October 3, 1997, and September 27, 1996, are summarized as follows (in thousands):

                                                                1997     1996
                                                               -------  -------
   Raw materials.............................................  $ 5,614  $ 6,164
   Work in process...........................................    1,237    1,426
   Finished goods............................................   18,251   25,953
   Inventory reserves........................................   (6,978)  (5,177)
                                                               -------  -------
                                                               $18,124  $28,366
                                                               =======  =======

  Inventory reserves consist primarily of excess and obsolete reserves and spare part valuation reserves. Excess and obsolete reserves are calculated based on specific identification of items that are potentially excess or obsolete and are recorded on a routine basis due to rapid obsolescence of certain inventory items. Spare part valuation reserves reflect the reduced value of repaired parts from the historical cost of the parts' original purchase price.

3. OTHER ASSETS

  Other assets at October 3, 1997, and September 27, 1996, are summarized as follows (in thousands):

                                                                 1997    1996
                                                                ------- -------
   Capitalized software costs, net............................  $ 8,252 $ 9,016
   Deferred software costs, net...............................      645     512
   Other......................................................    1,931   1,365
                                                                ------- -------
                                                                $10,828 $10,893
                                                                ======= =======

  Accumulated amortization of capitalized software costs was $8,117,000 and $6,701,000 at October 3, 1997, and September 27, 1996, respectively. Accumulated amortization of deferred software costs was $478,000 and $1,711,000 at October 3, 1997, and September 27, 1996, respectively.

4. PROPERTY, PLANT, AND EQUIPMENT

  Property, plant, and equipment at October 3, 1997, and September 27, 1996, are summarized as follows (in thousands):

                                                                 1997    1996
                                                                ------- -------
   Land.......................................................  $    39 $ 1,408
   Buildings and improvements.................................    1,233  17,461
   Leasehold and land improvements............................      268   2,580
   Machinery and equipment....................................   30,909  34,919
   Office furniture and equipment.............................    5,841   6,166
                                                                ------- -------
                                                                 38,290  62,534
   Less accumulated depreciation..............................   32,933  42,252
                                                                ------- -------
                                                                $ 5,357 $20,282
                                                                ======= =======

5. NOTES RECEIVABLE

  Notes receivable at October 3, 1997, and September 27, 1996, are summarized as follows (in thousands):

                                                                   1997   1996
                                                                  ------ ------
   QMS Europe B.V.--payable as described below (interest at
    12%)........................................................  $3,000 $3,000
   QMS Japan KK--payable over 37 months (interest at 8%)........   1,776  2,834
                                                                  ------ ------
                                                                   4,776  5,834
   Less valuation reserve.......................................     900    900
                                                                  ------ ------
                                                                   3,876  4,934
   Less current portion.........................................     443  2,667
                                                                  ------ ------
                                                                  $3,433 $2,267
                                                                  ====== ======

  These notes were received as part of the proceeds from the divestiture of businesses. (See Note 18.) The note from QMS Europe B.V. is secured by all of the common stock of QMS Europe B.V. and QMS Australia Pty Ltd. The original QMS Europe B.V. note required quarterly payments of $1.0 million. The Company subordinated its note to third-party debt. This subordination calls for quarterly payments to the Company to be deferred until the new debt is retired. The note earns interest at 12% per annum on the outstanding balance. The note from QMS Japan KK is secured by all of its inventory. The fair value, as of October 3, 1997, and September 27, 1996, has been estimated to approximate carrying value.

  In addition to the notes receivable balances, QMS Europe B.V. and QMS Japan KK have net receivables balances of approximately $4,498,000 and $2,600,000, respectively, as of October 3, 1997, and approximately $6,172,000 and $4,483,000, respectively, as of September 27, 1996.

6. OTHER CURRENT LIABILITIES

  Other current liabilities at October 3, 1997, and September 27, 1996, are summarized as follows (in thousands):

                                                                 1997    1996
                                                                ------- -------
   Employment costs...........................................  $ 4,552 $ 3,714
   Deferred service revenue...................................    9,536  10,362
   Reserves for restructuring charges.........................    1,747     466
   Other......................................................    2,852   2,604
                                                                ------- -------
                                                                $18,687 $17,146
                                                                ======= =======

7. TERM DEBT

  Term debt at October 3, 1997, and September 27, 1996, is summarized as follows (in thousands):

                                                                   1997  1996
                                                                   ---- -------
   Indebtedness under secured revolving credit agreement (10% at
    October 3, 1997).............................................  $447 $ 9,841
   6.15% senior secured notes (repaid in fiscal 1997)............     0   3,854
                                                                   ---- -------
   Total term debt...............................................  $447 $13,695
                                                                   ==== =======

  On November 7, 1995, the Company entered into an agreement with Foothill Capital Corporation ("Foothill") which allowed the Company to retire the existing secured revolving credit agreement and the 10.13% senior secured notes payable. This credit facility provides for a four-year revolving line of credit with maximum availability of $30.0 million, secured by the Company's domestic and Canadian accounts receivable, inventory, and machinery and equipment. Total availability is based on accounts receivable and inventory and was $10.3 million at October 3, 1997. The stated rate of interest for any borrowings under the agreement is one and one-half percent over prime (10% at October 3, 1997). The debt is secured by a lock-box agreement and contains a subjective acceleration clause and, therefore, is classified as short-term debt on the financial statements. As part of the credit agreement, Foothill was granted a warrant to purchase 100,000 shares of the Company's common stock, at a price of $5 a share, which was valued at $175,000 and is exercisable through October 30, 1999.

  The Foothill credit facility includes requirements for a minimum current ratio, a maximum total liabilities to equity ratio, and minimum levels of tangible net worth and working capital. At October 3, 1997, the Company was in compliance with these requirements.

  The fair value of the Company's term debt, based on the variable nature of the interest rates in the Company's debt agreement, has been estimated to approximate carrying value. (See Note 5 for fair values of notes receivable.)

8. LEASES

  The Company has capital leases for office and computer equipment that expire through fiscal 2002. The Company is obligated under operating leases principally for office and manufacturing space which expire through fiscal 2012. Future minimum lease payments under capital and operating leases with noncancelable terms in excess of one year as of October 3, 1997, were as follows (in thousands):

                                                            CAPITAL
                                                             LEASE    OPERATING
   FISCAL YEAR                                            OBLIGATIONS  LEASES
   -----------                                            ----------- ---------
   1998.................................................    $  991     $ 4,013
   1999.................................................       722       3,681
   2000.................................................       156       2,933
   2001.................................................        81       2,457
   2002.................................................        33       2,287
   Thereafter...........................................         0      16,039
                                                            ------     -------
   Total minimum payments...............................     1,983     $31,410
                                                                       =======
   Less amounts representing interest...................        97
                                                            ------
   Present value of minimum payments....................     1,886
   Less current maturities under capital lease obliga-
    tions...............................................       988
                                                            ------
                                                            $  898
                                                            ======

  Rent expense under operating leases for fiscal 1997, 1996, and 1995 was $4,150,000, $3,323,000, and $6,120,000, respectively.

  Assets recorded under capital leases (included in property, plant, and equipment in the accompanying consolidated balance sheets) at October 3, 1997, and September 27, 1996, are summarized as follows (in thousands):

                                                                   1997   1996
                                                                  ------ ------
   Machinery and equipment....................................... $3,693 $2,440
   Office furniture and equipment................................  1,716  2,816
                                                                  ------ ------
                                                                   5,409  5,256
   Less accumulated depreciation.................................  3,841  3,784
                                                                  ------ ------
                                                                  $1,568 $1,472
                                                                  ====== ======

9. EMPLOYEE BENEFIT PLANS

  The Company has a Cash or Deferred Retirement Plan which covers substantially all employees and is a qualified plan under Section 401(k) of the Internal Revenue Code. Employees may make a pretax contribution of up to 10% of their annual salaries and are provided several investment choices. The Company may match employee contributions at varying rates up to a maximum of 3.5% of annual salary, and Company contributions are made on an annual basis. The plan is a calendar year plan. Employees at the end of the plan year are fully vested in applicable Company contributions. The Company elected to match employee contributions in calendar years 1997 and 1995, but did not do so for calendar year 1996. In fiscal 1996 and 1995, the Company contributed $680,807 and $1,010,244 to the plan, respectively, with such contributions being applicable to the immediately preceding calendar year.

  In January 1996, the Board of Directors and stockholders of the Company adopted the Employee Stock Purchase Plan and reserved 500,000 shares for issuance. The plan covers substantially all employees and is a qualified plan under Section 423 of the Internal Revenue Code. Under the plan, employees may elect to contribute between 2% and 10% of their annual salaries to purchase shares of the Company's common stock at a price per share that is 85% of the fair market value. The remaining 15% and all related fees and expenses of administering the plan are paid by the Company. Shares purchased and compensation expense recorded during fiscal 1997 and 1996 were immaterial.

10.  STOCK OPTION PLANS

  The Company's stock option plans allow incentive or non-qualified stock options to be granted to employees and directors providing the right, when exercisable, to purchase up to an aggregate of 1,741,160 shares of the Company's common stock. In the case of incentive stock options, the option price is not less than the fair market value at date of grant. A non-qualified optionee may receive the right to be paid cash upon the exercise of a non-qualified option in an amount intended to approximate 100% of the amount of the federal, state, and local income tax payable by that optionee upon exercise of the option.

  For employees with less than one year of service with the Company, one-fourth of the granted options may be exercised one year after the date of grant, with an additional one-fourth exercisable each year thereafter, although other exercise provisions are allowed. For employees with greater than one year of service, one-fifth of the granted options may be exercised on the date of grant, with an additional one-fifth exercisable each year thereafter, although other exercise provisions are allowed. Options that expire or are canceled prior to exercise are restored to the shares available for future grants. At October 3, 1997, the Company had reserved 469,036 shares for the future grant of options under these plans.

  The Company's stock option plans also provide that, in the event of a change of control (as defined in each of the plans), all options then outstanding would become exercisable immediately either in full or in part.

  Under the Company's 1997 Stock Incentive Plan, stock options expire not later than ten years from the date of grant. The Company's 1987 stock option plan expired in fiscal 1997 upon the adoption of the Company's 1997 plan and its 1984 plan expired during fiscal 1994. No additional options can be granted under the expired plans. Outstanding stock options under these plans were not affected by their expiration.

  Subsequent to fiscal 1997's year end, the Company repriced certain stock option grants under the 1987 Stock Option Plan. Stock option grants of 376,950 shares that were previously issued under the 1987 plan at option prices greater than the current fair market value were forfeited and replaced with stock option grants under the 1997 Stock Incentive Plan for 188,475 shares (a rate of one new share for two previous shares) at the fair market value on the date of grant. The grant of these repriced options was restricted to non-executive officer employees.

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

  During fiscal 1994, the Company adopted the Stock Option Plan for Directors whereby non-employee directors receive non-qualified stock option grants annually, and may make an irrevocable election annually to receive stock options at a below-market exercise price in lieu of cash directors' fees. Compensation expense under this plan for fiscal 1997, 1996, and 1995 was $93,990, $85,488, and $77,244, respectively.

A summary of stock option activity is as follows:

                                                                        WEIGHTED
                                                                        AVERAGE
                                                               WEIGHTED   FAIR
                                                               AVERAGE  VALUE OF
                                    NUMBER OF   OPTION PRICE   EXERCISE OPTIONS
                                     SHARES       PER SHARE     PRICE   GRANTED
                                    ---------  --------------- -------- --------
Outstanding,
September 30, 1994................. 1,205,551  $4.38 to $24.12
 Granted...........................   705,529   4.44 to  10.00
 Exercised.........................    (3,400)  8.25 to   9.00
 Terminated........................  (390,130)  4.63 to  24.12
                                    ---------
Outstanding,
September 29, 1995................. 1,517,550   4.38 to  22.50
 Granted at fair value.............   453,750   4.88 to   5.63  $ 5.54   $2.52
 Granted at below fair value.......    34,130   2.81 to   2.81    2.81    3.18
 Exercised.........................    (4,650)  4.63 to   5.50    4.84
 Terminated........................  (627,310)  4.63 to  22.50    8.68
                                    ---------
Outstanding,
September 27, 1996................. 1,373,470   2.81 to  22.50    7.95
 Granted at fair value.............   376,750   2.69 to   5.63    5.15    2.29
 Granted at above fair value.......     3,750   5.63 to   5.63    5.63    1.39
 Granted at below fair value.......    32,708   2.81 to   2.81    2.81    3.18
 Exercised.........................   (15,600)  4.63 to   5.63    5.02
 Terminated........................  (498,954)  2.81 to  22.50   10.14
                                    ---------
Outstanding,
October 3, 1997.................... 1,272,124  $2.69 to $15.00  $ 6.16
                                    =========
Exercisable,
October 3, 1997....................   743,397  $2.69 to $15.00  $ 6.47
                                    =========

  A summary of outstanding and exercisable shares by price range as of October 3, 1997, is as follows:

                               WEIGHTED
                                AVERAGE     WEIGHTED                 WEIGHTED
  RANGE OF       NUMBER OF     REMAINING    AVERAGE     NUMBER OF    AVERAGE
  EXERCISE        SHARES      CONTRACTUAL   EXERCISE     SHARES      EXERCISE
   PRICES       OUTSTANDING      LIFE        PRICE     EXERCISABLE    PRICE
-------------   -----------   -----------   --------   -----------   --------
$2.69 - $4.63      335,714       9.47        $3.93       261,306      $4.04
 5.13 -  5.50       48,500       9.85         5.18        10,500       5.13
 5.63 -  5.63      490,800       9.40         5.63       146,411       5.63
 5.75 -  8.88      348,510       4.76         8.33       276,580       8.22
11.25 - 15.00       48,600       2.73        12.41        48,600      12.41
                 ---------                               -------
 2.69 - 15.00    1,272,124       7.91         6.16       743,397       6.47
                 =========                               =======

  In October 1995, FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which defines a fair value method of accounting for stock-based compensation. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Pursuant to the new standard, companies are encouraged, but are not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies also are permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), but are required to disclose in a note to the financial statements pro forma information as if the company had applied the new method of accounting. The Company has elected to continue to follow APB 25, and the required pro forma disclosures are presented below.

  Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for options was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 6.0%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 0.5285% for fiscal 1997 and 0.4940% for fiscal 1996; and a weighted-average expected life of the option of 1.54 years for fiscal 1997 and 1.60 years for fiscal 1996.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The effects of applying SFAS No. 123 on a pro forma basis for the years ended October 3, 1997, and September 28, 1996, would have approximated the following amounts (in thousands, except per share amounts):

                                                                   1997    1996
                                                                  -------  -----
   Net income (loss):
    Reported..................................................... (26,122) 4,253
     Per share...................................................   (2.44)  0.40
    Pro forma.................................................... (26,652) 4,006
     Per share...................................................   (2.49)  0.37

11. SUPPLEMENTAL EXECUTIVE RETIREMENT AGREEMENTS

  The Company has agreements with three of its officers under which each is entitled to a monthly benefit upon leaving the Company's employment. In fiscal 1997, 1996, and 1995, the Company expensed $1,780,185, $190,476, and $366,396, respectively, related to these benefits. The fiscal 1997 expense includes restructuring charges. During fiscal 1997, the Company entered into agreements that accelerated the retirement benefits for two officers. (See Note 17.)

  The Company paid benefits of $92,771, $111,325, and $27,831 in fiscal 1997, 1996, and 1995, respectively, under these agreements.

12. STOCKHOLDER RIGHTS PLAN

  In November 1988, the Company adopted a Stockholder Rights Plan and pursuant to the plan declared a dividend on its common stock of one right (a "Right") for each share of common stock then outstanding and for each share of common stock issued thereafter and prior to the time the Rights expire or become exercisable. Upon the occurrence of certain events, each Right becomes exercisable to purchase one one-hundredth of a share of Series A Participating Preferred Stock at a price of $40. The Rights expire on November 30, 1998, and, prior to the occurrence of certain events, may be redeemed at a price of $.01 per Right. Of the Company's 500,000 authorized shares of preferred stock, no par value, the Board of Directors has designated 250,000 shares as Series A Participating Preferred Stock.

13. INCOME TAXES

  The components of income (loss) before income taxes and the provision (benefit) for income taxes (both domestic and foreign) for fiscal 1997, 1996, and 1995 are summarized as follows (in thousands):

                                                     1997     1996      1995
                                                   --------  -------  --------
Income (loss) before income taxes:
 Domestic......................................... $(23,800) $ 5,265  $(41,709)
 Foreign..........................................   (2,322)  (1,745)   (2,577)
                                                   --------  -------  --------
                                                   $(26,122) $ 3,520  $(44,286)
                                                   ========  =======  ========
Provision (benefit) for income taxes:
Current:
 Federal.......................................... $      0  $     0  $      0
 Foreign..........................................        0     (718)     (247)
 State............................................        0      (15)        0
                                                   --------  -------  --------
                                                          0     (733)     (247)
                                                   ========  =======  ========
Deferred:
 Federal..........................................        0        0         0
 Foreign..........................................        0        0       247
 State............................................        0        0         0
                                                   --------  -------  --------
                                                          0        0       247
                                                   --------  -------  --------
                                                   $      0  $  (733) $      0
                                                   ========  =======  ========

  At October 3, 1997, the Company had domestic operating loss carryovers of approximately $42.3 million which will expire in fiscal years 2007 through 2012, and general business credit carryovers of approximately $1.7 million which will expire during fiscal years 2002 through 2007. Foreign tax credit carryforwards of approximately $87,000 existed at October 3, 1997, and will expire $70,000 in fiscal 1998 and $17,000 in fiscal 2002.

  A reconciliation of the statutory federal income tax rate to the effective rate for fiscal 1997, 1996, and 1995 is as follows (in thousands):

                                                      1997     1996     1995
                                                     -------  ------  --------
   Tax at federal statutory rate...................  $(8,881) $1,232  $(15,500)
   State income taxes, net of federal benefit......        0     (15)        0
   Operating losses generating no tax benefit......    8,881       0    15,618
   Utilization of carryovers.......................        0  (1,232)        0
   Tax effect of international operations, net.....        0    (718)        0
   Other, net......................................        0       0      (118)
                                                     -------  ------  --------
                                                     $     0  $ (733) $      0
                                                     =======  ======  ========

  Deferred tax assets and liabilities that arise as a result of temporary differences at October 3, 1997, and September 27, 1996, are summarized as follows (in thousands):

                                                               1997      1996
                                                             --------  --------
   Deferred tax assets:
    Inventory reserves...................................... $  2,404  $  1,863
    Restructuring reserves..................................      788       516
    Foreign tax credits.....................................       87        70
    General business credit carryforwards...................    1,696     1,696
    Net operating loss carryforwards........................   15,758    12,521
    Deferred income.........................................      683       698
    Other...................................................    3,150     1,794
                                                             --------  --------
     Total gross deferred tax assets........................   24,566    19,158
    Deferred tax asset valuation allowance..................  (20,737)  (14,614)
                                                             --------  --------
     Total deferred tax assets..............................    3,829     4,544
                                                             --------  --------
   Deferred tax liabilities:
   Depreciation.............................................      (93)     (690)
    Capitalized software costs..............................   (3,078)   (3,663)
    Deferred software costs.................................     (240)     (191)
    Other...................................................     (418)        0
                                                             --------  --------
     Total deferred tax liabilities.........................   (3,829)   (4,544)
                                                             --------  --------
      Net deferred tax assets............................... $      0  $      0
                                                             ========  ========

  The valuation allowance was established based on certain assumptions about levels of future pretax income that are consistent with historical results. As the Company had losses in fiscal 1997, the deferred tax asset valuation allowance reflects an evaluation which recognizes uncertainties related to the future utilization of carryovers. The valuation allowance for deferred tax assets increased by approximately $5.4 million during fiscal 1997 and decreased by approximately $5.4 million during fiscal 1996.

14. BUSINESS SEGMENT AND FOREIGN OPERATIONS

  The Company's operations are primarily the manufacture and sale of network printing solutions. Accordingly, such operations are classified as one business segment. Financial information by geographic area is presented below:

                                                     1997      1996      1995
                                                   --------  --------  --------
                                                         (IN THOUSANDS)
Net sales to unaffiliated customers from:
  United States................................... $117,323  $138,440  $127,610
  Europe..........................................        0         0    81,917
  Canada..........................................    7,266     8,734    12,859
  Australia/New Zealand...........................        0         0     6,476
  Japan...........................................        0         0    30,878
 Net transfer between geographic areas............    3,592     6,047    52,151
Adjustments and eliminations......................   (3,592)   (6,047)  (52,151)
                                                   --------  --------  --------
 Consolidated net sales........................... $124,589  $147,174  $259,740
                                                   ========  ========  ========
Operating income (loss):
  United States................................... $(13,211) $ 14,404  $(29,100)
  Europe..........................................        0         0     4,810
  Canada..........................................   (1,586)     (733)   (1,122)
  Australia/New Zealand...........................        0         0      (600)
  Japan...........................................        0         0     1,193
  Adjustments and eliminations....................   (1,455)      220       533
                                                   --------  --------  --------
 Consolidated operating profit (loss).............  (16,252)   13,891   (24,286)
General corporate expenses........................   (8,965)   (8,227)  (20,580)
Interest income...................................      373       398       171
Interest expense..................................     (721)   (1,805)   (4,113)
Divestitures of businesses........................        0         0     3,675
Miscellaneous income (expense) *..................     (557)     (737)      847
                                                   --------  --------  --------
 Consolidated income (loss) before income taxes... $(26,122) $  3,520  $(44,286)
                                                   ========  ========  ========

* Foreign currency transction gains (losses) included in miscellaneous income (expense):

                                                     1997     1996      1995
                                                    -------  -------  --------
                                                         (IN THOUSANDS)
United States...................................... $   (48) $  (110) $   (305)
Europe.............................................       0        0       542
Australia/New Zealand..............................       0        0       (37)
Japan..............................................       0        0       200
                                                    -------  -------  --------
                                                    $   (48) $  (110) $    400
                                                    =======  =======  ========
Identifiable assets:
  United States.................................... $54,545  $86,450  $ 88,164
  Europe...........................................       0        0    19,933
  Canada...........................................   1,880    3,537     4,632
  Australia/New Zealand............................       0        0     2,996
  Japan............................................       0        0    10,466
Adjustments and eliminations.......................       0     (132)   (1,231)
                                                    -------  -------  --------
                                                     56,425   89,855   124,960
Corporate assets...................................   2,164    1,863    10,578
                                                    -------  -------  --------
 Total assets...................................... $58,589  $91,718  $135,538
                                                    =======  =======  ========
Sales to indicated foreign geographic areas:
  Europe........................................... $12,070  $19,792  $ 77,309
  Canada...........................................   7,189    8,734    12,875
  Far East & Pacific Rim...........................   5,617    9,220    37,368
  Other............................................   2,902    2,338     6,683
                                                    -------  -------  --------
                                                    $27,778  $40,084  $134,235
                                                    =======  =======  ========

  U.S. export sales included in the Company's sales to indicated foreign geographic areas for fiscal years 1997 1996, and 1995 were $20,589,000, $31,350,000, and $2,171,260, respectively. The increase in fiscal 1996 is due to sales to Europe and Japan as third-party export sales compared to fiscal 1995 when those business operations were wholly owned subsidiaries.

  Sales to QMS Europe B.V. represented 13.4% of fiscal 1996 consolidated revenues and the related accounts receivable balance amounted to $2.9 million. No customer accounted for 10% or more of consolidated net sales for fiscal 1997 and 1995.

15. SUPPLEMENTAL CASH FLOW INFORMATION

  Cash paid for interest and income taxes for fiscal 1997, 1996, and 1995 is as follows (in thousands):

                                                              1997  1996   1995
                                                              ---- ------ ------
   Interest.................................................. $735 $2,326 $4,113
   Income taxes..............................................    0     53  2,688

  Additions to capital lease assets and related obligations were $1,513,400, $302,200, and $823,000 in fiscal 1997, 1996, and 1995, respectively, as a result of the Company entering into equipment leases. The Company also had additions to notes receivable in the amount of $7,500,000 in fiscal 1996 as a result of the divestitures of foreign subsidiaries. (See Notes 5 and 18.)

16. COMMITMENTS AND CONTINGENCIES

  At October 3, 1997, the Company had a commitment of approximately $13.9 million under contracts to purchase print engines and related components.

  The Company was contingently liable for approximately $199,000 as of October 3, 1997, principally the result of written letters of credit, with various expiration dates, issued in the normal course of business for the purchase of inventory. These letters are not collateralized by the Company.

  The Company is a defendant in various litigation and claims in the normal course of business. Based on consultation with various counsel in these matters, management is of the opinion that the ultimate resolution of such litigation and claims will not materially affect the Company's financial position, results of operations, or cash flows.

17. RESTRUCTURING CHARGES

  During fiscal 1997, the Company recognized restructuring charges totaling approximately $8.0 million. These costs included $1.6 million in salary continuation and out-placement costs for 119 employees from all levels and functional areas of the Company, $2.6 million for retirement benefits and management transition expenses, $2.4 million related to foreign translation adjustments in connection with the substantial reduction of foreign operations, $0.6 million related to the write-off of certain fixed assets, $0.4 million in the write-off of office lease obligations, and $0.3 million in other expenses.

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

  Uses of restructuring reserves for fiscal 1997 and 1996 are summarized as follows (in thousands):

                                                                  1997    1996
                                                                 ------- ------
   Salary continuation and out-placement........................ $   731 $2,002
   Write-off of facility lease obligations......................     281    212
   Divestiture of QMS Japan and QMS Europe......................       0  6,531
   Reorganization of QMS Canada.................................       0    938
   Other exit activities........................................     649      0
                                                                 ------- ------
                                                                 $ 1,661 $9,683
                                                                 ======= ======

  The retirement benefits and management transition reserve balance was an additional $4,174,000 and $1,498,000 at October 3, 1997, and September 27, 1996, respectively.

18. DIVESTITURES OF BUSINESSES

  In September 1995, the Company completed a cash sale of a portion of its color thermal transfer consumables business to International Imaging Materials, Inc., resulting in a gain of $5.7 million.

  In October 1995, the Company sold all of the common shares of QMS Europe B.V. and QMS Australia Pty Ltd. This transaction resulted in a loss of approximately $2.0 million which was recorded as of September 29, 1995. The proceeds from this transaction were received in the form of cash of $7.9 million and a $4.0 million note receivable. The original QMS Europe B.V. note required quarterly payments of $1.0 million. In fiscal 1997, the Company subordinated its debt to new third-party debt. This subordination calls for quarterly payments to the Company to be deferred until the new debt is retired. The note earns interest at 12% per annum on the outstanding balance.

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

19. SALE/LEASEBACK

a. In February 1997, the Company completed the sale and leaseback of land and buildings at its Mobile, Alabama headquarters and operations. The initial term of the operating lease is fifteen years with renewal options for five additional five-year periods. Quarterly rent of approximately $0.4 million is payable in advance, subject after three years to adjustment for increases in the Consumer Price Index.

  Net proceeds of the sale were approximately $12.5 million which resulted in no material gain or loss on the sale. The net proceeds were used to retire the existing term loan and to substantially reduce the balance of the Company's revolving credit loan.

b. At October 3, 1997, the Company was not in compliance with certain covenants contained in the lease agreement. On December 8, 1997, the Company obtained a one-year waiver of non-compliance from the lessor through October 5, 1998, in exchange for $1.3 million in prepaid rent and an amendment to a related warrant agreement. At the end of the waiver period, the Company may be out of compliance with one or more covenants contained in the lease agreement. Among the remedies available to the landlord are the acceleration of all rent for the initial lease term, cancellation of the lease, or all other remedies available at law. Management believes over the next year through further negotiations a further extension of the waiver or a permanent revision of the covenant will be obtained.

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

  The Board of Directors, acting through its Audit Committee, oversees management's responsibilities in the preparation of the consolidated financial statements. The Audit Committee is responsible for reviewing and making recommendations regarding the Company's employment of independent auditors, the annual audit of the Company's financial statements and the Company's internal accounting practices and policies. In performing this function, the Audit Committee, which is composed of directors who are not employees of the Company, meets periodically with management and the independent auditors to review the work of each. Deloitte & Touche LLP has free access to the Audit Committee and to the Board of Directors, without management present, to discuss internal accounting control, auditing, and financial reporting matters.

  We believe these policies and procedures provide reasonable assurance that our operations are conducted with a high standard of business conduct and that the financial statements reflect fairly the financial position, results of operations, and cash flows of the Company.

                                       /s/ James L. Busby
                                       ----------------------
                                       President and Chief Executive
                                       Officer

                                       /s/ Charles D. Daley
                                       ----------------------
                                       Chief Operating Officer
                                       and Executive Vice President

                                       /s/ Richard A. Wiggins
                                       ----------------------
                                       Chief Financial Officer and
                                       Senior Vice President

                                QUARTERLY DATA

  Unaudited quarterly data for the fiscal years ended October 3, 1997, and September 27, 1996.

                                                          1997
                                          --------------------------------------
                                           FIRST  SECOND     THIRD      FOURTH
                                          QUARTER QUARTER  QUARTER(A) QUARTER(B)
                                          ------- -------  ---------- ----------
                                            DOLLARS IN THOUSANDS, EXCEPT PER
                                                      SHARE AMOUNTS
Net sales................................ $31,468 $30,887   $32,383    $ 29,851
Gross profit.............................   9,721   7,328     7,862       1,121
Net income (loss)........................      62  (4,386)   (5,452)    (16,346)
Earnings (loss) per common share
 Primary and fully diluted............... $  0.01 $ (0.41)  $ (0.51)   $  (1.53)
                                                          1996
                                          --------------------------------------
                                           FIRST  SECOND     THIRD      FOURTH
                                          QUARTER QUARTER   QUARTER    QUARTER
                                          ------- -------  ---------- ----------
                                            DOLLARS IN THOUSANDS, EXCEPT PER
                                                      SHARE AMOUNTS
Net sales................................ $37,345 $37,403   $38,218    $ 34,208
Gross profit.............................  12,417  12,440    12,616      10,550
Net income...............................     620   1,056     1,621         956
Earnings per common share
 Primary and fully diluted............... $  0.06 $  0.10   $  0.15    $   0.09

--------
(a) Includes $2.2 million for restructuring charges.
(b) Includes special charges of $6.9 million principally associated with inventory revaluation charged to cost of sales and $5.8 million for restructuring charges.

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of QMS, Inc.:

  We have audited the accompanying consolidated balance sheets of QMS, Inc. and subsidiaries as of October 3, 1997 and September 27, 1996, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three fiscal years in the period ended October 3, 1997. Our audits also included the financial statement schedule listed in the index at Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of QMS, Inc. and subsidiaries as of October 3, 1997 and September 27, 1996, and the results of their operations and their cash flows for each of the three fiscal years in the period ended October 3, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
---------------------
DELOITTE & TOUCHE LLP

Birmingham, Alabama
November 7, 1997 (December 8, 1997, as to Note 19b)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The information required by this item is incorporated by reference to information under the captions "Proposal 1--Election of Directors--Directors and Director Nominees" and "Section 16(a) Beneficial Ownership Reporting Compliance" on pages 2-4 of the Proxy Statement and "Executive Officers" on pages 4-5 of the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION.

  The information required by this item is incorporated by reference to information under the captions "Proposal 1--Election of Directors--Director Compensation" on page 4, "Executive Compensation Tables" on pages 6-9, "Stock Performance Graph" on pages 9-10, "Executive Agreements" on page 10, and "Report of the Compensation Committee of the Board of Directors of QMS, Inc." on pages 11-13 of the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The information required by this item is incorporated by reference to information under the caption "Beneficial Ownership of Common Stock" on pages 5-6 of the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The $2.6 million management transition expense included in the fiscal 1997 restructuring charges relates to agreements with the Company's Chairman of the Board, James L. Busby, and Board member Donald L. Parker, as discussed under the heading Restructuring Charges in Management's Discussion and Analysis of Financial Condition and Results of Operations. The other information required by this item is incorporated by reference to information under the caption "Compensation Committee Interlocks and Insider Participation" on page 13 of the Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a) The following documents are filed as part of this report:

    1. Financial Statements

     The following financial statements are included in Item 8 of Part II:

     . Consolidated Statements of Operations for the Fiscal Years Ended
      October 3, 1997, September 27, 1996, and September 29, 1995.

     . Consolidated Statements of Changes in Stockholders' Equity for the
      Fiscal Years Ended October 3, 1997, September 27, 1996, and September 29, 1995.

     . Consolidated Balance Sheets at October 3, 1997, and September 27,
      1996.

     . Consolidated Statements of Cash Flows for the Fiscal Years Ended
      October 3, 1997, September 27, 1996, and September 29, 1995.

     . Notes to Consolidated Financial Statements for the Fiscal Years
      October 3, 1997, September 27, 1996, and September 29, 1995.

    2. Financial Statement Schedules

     The schedule listed below is included herein immediately after the signature pages hereto. Schedules not listed below have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

     SCHEDULE
     NUMBER DESCRIPTION

      II Valuation and Qualifying Accounts and Reserves for the Three Fiscal Years Ended October 3, 1997.

  The Registrant's independent auditors' report on the financial statements and financial statement schedule listed above is located at Item 8 of Part II.

    3. Exhibits:

    EXHIBIT
    NUMBER DESCRIPTION

    3(a) Restated Certificate of Incorporation, as amended as of February 17, 1987(1) and Certificate of Amendment thereto filed with the Secretary of State of Delaware as of January 31, 1991.(2)

    3(b)       Bylaws of Registrant.(1)

    4(a) The rights of security holders are defined in Articles 4, 9 and 10 of the Restated Certificate of Incorporation of the Registrant, Articles II, VI and VII of the Bylaws of the Registrant and the Rights Agreement. [Incorporated herein by reference to Exhibits 3(a), 3(b) and 4(b), respectively.]

    4(b)       Rights Agreement dated November 30, 1988.(3)

    10(a)(i) Cash or Deferred Retirement Plan, as amended and restated as of December 17, 1993.(4)*

    10(a)(ii)  Trust Agreement dated November 1, 1993 relating to the Cash or
               Deferred Retirement Plan as amended by an Amendment to the Trust Agreement dated December 28, 1993.(4)

    10(c)(i) Form of 1987 Stock Option Plan, as amended and restated as of December 13, 1990.(2)*

    10(c)(ii)  Form of First Amendment to the 1987 Stock Option Plan effective
               November 7, 1991.(2)*

    10(d) Supplemental Executive Retirement Plan Agreements dated September 30 , 1991.(4)*

    10(e)(i) Worldwide Master Purchase Agreement 90-01 among Canon U.S.A., Inc., Canon Europa, N.V. and QMS, Inc. dated October 1, 1990.(5)

    10(e)(ii)  SX/TX/LX Worldwide Master Purchase Agreement 90-02 among Canon
               U.S.A., Inc., Canon Europa, N.V. and QMS, Inc. dated October 1, 1990.(5)

    10(e)(iii) LBP-20 Purchase Agreement 90-03-LBP-20 between Canon U.S.A.,
               Inc. and QMS, Inc. dated October 1, 1990.(5)

    10(h) Form of Executive Agreement entered into with: James L. Busby, Donald L. Parker, Ph.D., Charles D. Daley and James K. Doan.(10)*

    10(l)(i) Note Agreement dated June 30, 1993 ("1993 Note Agreement") between QMS, Inc. and Connecticut General Life Insurance Company for $10,000,000 in aggregate principal amount of QMS, Inc.'s 6.15% Senior Secured Notes due June 15, 1998.(7)

    10(l)(ii)  Mortgage, Trust and Security Agreement dated June 30, 1993 between QMS, Inc. and First Alabama Bank of Mobile, as Trustee, for QMS, Inc. $10,000,000 aggregate principal amount of 6.15% Senior Secured Notes due June 15, 1998.(7)

    10(l)(iii)
               Senior Secured Notes, each dated July 1, 1993, with CIG & CO. ($3,500,000) and ($3,500,000) and ZANDE & Co. ($3,000,000).(7)

    10(l)(iv)  Waiver Agreement dated November 23, 1993 waiving certain provisions of the 1993 Note Agreement.(4)

    10(l)(v) Waiver Agreement dated as of February 25, 1994 waiving certain provisions of the 1993 Note Agreement.(8)

    10(l)(vi)  Waiver Agreement dated as of May 3, 1994 waiving certain provisions of the 1993 Note Agreement.(9)

    10(l)(vii) Waiver Agreement dated as of August 12, 1994 waiving certain provisions of the 1993 Note Agreement.(13)

    10(l)(viii)Waiver Agreement dated as of November 30, 1994 waiving certain provisions of the 1993 Note Agreement.(13)

    10(m)      QMS, Inc. Employee Stock Purchase Plan.(18)

    10(o) Stock Option Plan, dated July 30, 1984,11/* together with First Amendment thereto effective as of January 1, 1987,(1)* Second Amendment thereto effective as of November 10, 1987,(1)* Third Amendment thereto effective as of April 6, 1989,(10)* Fourth Amendment thereto effective as of January 1, 1990,(6)* and Fifth Amendment thereto effective as of November 7, 1991.(2)*

    10(p)      Stock Option Plan for Directors.(12)*

    10(q)(i) Share Purchase Agreement dated October 12, 1995 between Jalak Investments B.V. and QMS, Inc.(14)

    10(q)(ii)  Promissory Note dated October 16, 1995 in the original principal amount of U.S. $4,000,000 from QMS Europe B.V. and QMS Australia PTY Ltd. in favor of QMS, Inc.(14)

    10(q)(iii) Pledge and Security Agreement and Pledging of Shares, each dated October 16, 1995 by Jalak Investments, B.V. in favor of QMS, Inc.(14)

    10(q)(iv)  Deed of Subordination and Pledge dated October 16, 1995 by and among QMS, Inc., QMS Europe B.V. and Credit Lyonnais Bank Nederland N.V.(14)

    10(q)(v) Master Distributor Agreement dated October 16, 1995 among the Registrant, QMS Europe, B.V. and QMS Australia PTY Ltd.(14)

    10(q)(vi)  Trademark and Trade Name License Agreement dated October 16,
               1995 between QMS Europe B.V. and QMS, Inc.(14)

    10(r) Loan and Security Agreement dated November 7, 1995 by and between QMS, Inc. and Foothill Capital Corporation.(15)

    10(r)(i) Stock Pledge Agreement dated November 7, 1995 by and between QMS, Inc. and Foothill Capital Corporation.(15)

    10(r)(ii)  Term Note A dated November 7, 1995 in the original principal amount of $1,750,000 from QMS, Inc. in favor of Foothill Capital Corporation.(15)

    10(r)(iii) Term Note B dated November 7, 1995 in the original principal amount of $5,000,000 from QMS, Inc. in favor of Foothill Capital Corporation.(15)

    10(r)(iv)  Trademark Security Agreement dated November 7, 1995 made by
               QMS, Inc. in favor of Foothill Capital Corporation.(15)

    10(r)(v)
               QMS, Inc. Warrant to Purchase 100,000 shares of Common Stock, dated November 7, 1995.(15)

    10(r)(vi)
               General Security Agreement dated November 7, 1995 by and between QMS Canada Inc. in favor of Foothill Capital Corporation.(15)

    10(r)(vii) General Continuing Guaranty dated November 7, 1995 by QMS
               Canada Inc. in favor of Foothill Capital Corporation.(15)

    10(r)(viii)Security Agreement dated November 7, 1995 by and between
               Foothill Capital Corporation and QMS Canada Inc.(15)

    10(r)(ix)  General Continuing Guaranty dated November 7, 1995 by QMS
               Circuits, Inc. in favor of Foothill Capital Corporation.(15)

    10(r)(x) Security Agreement dated November 7, 1995 between Foothill Capital Corporation and QMS Circuits, Inc.(15)

    10(r)(xi)  Amendment Number One dated December 4, 1995 to the Loan and
               Security Agreement dated November 7, 1995.(17)

    10(r)(xii) Amendment Number Two dated February 7, 1996 to the Loan and
               Security Agreement dated November 7, 1995.(17)

    10(r)(xiii)Amendment Number Three dated July 31, 1996 to the Loan and
               Security Agreement dated November 7, 1995.(17)

    10(r)(xiv) Waiver Agreement dated May 5, 1997, waiving certain provisions of the Loan and Security Agreement..19)

    10(r)(xv)  Amendment Number Five dated June 3, 1997 to the Loan and
               Security Agreement.(20)

    10(s)(i) Asset Purchase Agreement dated September 30, 1995 between QMS Japan Kabushiki Kaisha ("QMS Japan KK") and QMS, Inc.(16)

    10(s)(ii)  Assumption of Liabilities dated September 30, 1995 by QMS
               Japan, KK.(16)

    10(s)(iii) Inventory Johto-Tampo Agreement dated September 30, 1995 between QMS Japan, KK and QMS, Inc.(16)

    10(s)(iv)  Master Distributor Agreement dated September 30, 1995 between
               QMS Japan, KK and QMS, Inc.(16)

    10(s)(v) Promissory Note dated September 30, 1995 in the original principal amount of U.S. $3,000,000 from Yoji Kawai in favor of QMS Japan, KK.(16)

    10(s)(vi)  Promissory Note dated September 30, 1995 in the original principal amount of U.S. $500,000 from Yoji Kawai in favor of QMS Japan, KK.(16)

    10(s)(vii) Trademark and Trade Name License Agreement dated December 7,
               1995 between QMS Japan, KK and QMS, Inc.(16)

    10(s)(viii)Assumption Agreement dated December 7, 1995 between QMS Japan,
               KK and QMS, Inc.(16)

    10(t) Sale-Leaseback Agreement between QMS, Inc. and Ink (AL) QRS 12-21, Inc. dated February 18, 1997.(21)

    10(t)(i) Waiver agreement between Ink (AL) QRS 12-21, Inc. and QMS, Inc. dated December 8, 1997.

    10(t)(ii)  Amendment to Warrant dated December 8, 1997 to the Sale-
               Leaseback Agreement.

    10(u)      Agreement dated July 7, 1997, between QMS, Inc. and James L.
               Busby.(22)

    10(v)      Agreement dated August 7, 1997, between QMS, Inc. and Donald L.
               Parker.

    10(w)      QMS, Inc.--Genicom Corporation Strategic Partner Agreement

    11
               Statement Regarding Computation of Earnings Per Share.

    21
               Subsidiaries of the Registrant.

    27
               Financial Data Schedules

--------
*  Indicates a management contract or compensatory plan or arrangement.
(1) Incorporated herein by reference to exhibit of same number in Registrant's annual report on Form 10-K for the fiscal year ended October 2, 1987 (Commission File No. 1-9348).
(2) Incorporated herein by reference to exhibit of same number in Registrant's annual report on Form 10-K for the fiscal year ended September 27, 1991 (Commission File No. 1-9348).
(3) Incorporated herein by reference to exhibit of same number in Registrant's annual report on Form 10-K for the fiscal year ended September 30, 1988 (Commission File No. 1-9348).
(4) Incorporated herein by reference to exhibit of same number in Registrant's annual report on Form 10-K for the fiscal year ended October 1, 1993 (Commission File No. 1-9348).
(5) Incorporated herein by reference to exhibit of same number in Registrant's annual report on Form 10-K for the fiscal year ended October 2, 1992 (Commission File No. 1-9348).
(6) Incorporated herein by reference to exhibit of same number in Registrant's quarterly report on Form 10-Q for the quarter ended April 1, 1988 (Commission File No. 1-9348).
(7) Incorporated herein by reference to exhibit of same number in Registrant's quarterly report on Form 10-Q for the fiscal quarter ended July 2, 1993 (Commission File No. 1-9348).
(8) Incorporated herein by reference to exhibit of same number in Registrant's quarterly report on Form 10-Q for the fiscal quarter ended April 1, 1994 (Commission File No. 1-9348).
(9) Incorporated herein by reference to exhibit of same number in Registrant's quarterly report on Form 10-Q for the fiscal quarter ended July 1, 1994 (Commission File No. 1-9348).
(10) Incorporated herein by reference to exhibit of same number in Registrant's annual report on Form 10-K for the fiscal year ended September 29, 1989 (Commission File No. 1-9348).
(11) Incorporated herein by reference to exhibit of same number in Registrant's Registration Statement on Form S-1, filed September 19, 1984 (Registration No. 2-93329).
(12) Incorporated herein by reference to Appendix B to the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on January 25, 1994 (Commission File No. 1-9348).
(13) Incorporated herein by reference to exhibit of same number in Registrant's annual report on Form 10-K for the fiscal year ended September 30, 1994 (Commission File No. 1-9348).
(14) Incorporated herein by reference to exhibits in Registrant's Form 8-K filed on October 16, 1995 (Commission File No. 1-9348).
(15) Incorporated herein by reference to exhibits in Registrant's Form 8-K filed on November 21, 1995 (Commission File No. 1-9348).
(16) Incorporated herein by reference to exhibit of same number in Registrant's annual report on Form 10-K for the fiscal year ended September 29, 1995 (Commission File No. 1-9348).
(17) Incorporated herein by reference to exhibit of same number in Registrant's quarterly report on Form 10-Q for the fiscal quarter ended June 28, 1996 (Commission File No. 1-9348).
(18) Incorporated herein by reference to Appendix A to the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on January 23, 1996 (Commission File No. 1-9348).
(19) Incorporated herein by reference to exhibit of same number in Registrant's quarterly report on Form 10-Q for the fiscal quarter ended March 28, 1997 (Commission File No. 1-9348).
(20) Incorporated herein by reference to exhibit of same number in Registrant's quarterly report on Form 10-Q for the fiscal quarter ended June 27, 1997 (Commission File No. 1-9348).
(21) Incorporated herein by reference to exhibits in Registrant's Form 8-K filed on February 18, 1997 (Commission File No. 1-9348).
(22) Incorporated herein by reference to exhibits in Registrant's Form 8-K filed on July 7, 1997 (Commission File No. 1-9348).

(b) Reports on Forms 8-K: The following reports were filed on Forms 8-K during fiscal 1997.

  . Form 8-K dated February 18, 1997, reporting the disposition of assets in a sale-leaseback transaction.

  . Form 8-K dated July 7, 1997, reporting an executive management transition agreement.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      QMS, Inc.

                                          /s/ James L. Busby
Date: December 8, 1997                By:______________________________________
                                          James L. Busby
                                          President

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: December 8, 1997      /s/ James L. Busby
                                          ----------------------------------
                        James L. Busby
                        President and Director (Principal Executive Officer)
Date: December 8, 1997      /s/ Charles D. Daley
                                          ----------------------------------
                        Charles D. Daley
                        Director
Date: December 8, 1997  /s/ Donald L. Parker, Ph.D.
                                          ----------------------------------
                        Donald L. Parker, Ph.D.
                        Director
Date: December 8, 1997  /s/ Lucius E. Burch, III
                                          ----------------------------------
                        Lucius E. Burch, III
                        Director
Date: December 8, 1997  /s/ Michael C. Dow
                                          ----------------------------------
                        Michael C. Dow
                        Director
Date: December 8, 1997  /s/ S. Felton Mitchell, Jr.
                                          ----------------------------------
                        S. Felton Mitchell, Jr.
                        Director
Date: December 8, 1997  /s/Jack Edwards
                                          ----------------------------------
                        Jack Edwards
                        Director
Date: December 8, 1997  /s/Rigdon Currie
                                          ----------------------------------
                        Rigdon Currie
                        Director

                                  SCHEDULE II

                           QMS, INC. AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                FOR THE THREE FISCAL YEARS ENDED OCTOBER 3, 1997

                                           ADDITIONS
                              BALANCE AT  CHARGED TO
                               BEGINNING   COSTS AND                BALANCE AT
DESCRIPTION                     OF YEAR    EXPENSES   DEDUCTIONS(A) END OF YEAR
-----------                   ----------- ----------- ------------- -----------
Allowance for doubtful
 accounts--deducted from
 receivables in the balance
 sheet
 Year ended September 29,
  1995......................  $   504,000 $   282,000  $   240,000  $   546,000
                              =========== ===========  ===========  ===========
 Year ended September 27,
  1996......................  $   546,000 $   328,000  $   491,000  $   383,000
                              =========== ===========  ===========  ===========
 Year ended October 3,
  1997......................  $   383,000 $   402,000  $   256,000  $   529,000
                              =========== ===========  ===========  ===========
                                           ADDITIONS
                              BALANCE AT  CHARGED TO
                               BEGINNING     OTHER                  BALANCE AT
DESCRIPTION                     OF YEAR    ACCOUNTS    DEDUCTIONS   END OF YEAR
-----------                   ----------- ----------- ------------- -----------
Allowance for notes
 receivable--deducted from
 notes receivable in the
 balance sheet
 Year ended September 29,
  1995......................  $         0 $         0  $         0  $         0
                              =========== ===========  ===========  ===========
 Year ended September 27,
  1996......................  $         0 $   900,000  $         0  $   900,000
                              =========== ===========  ===========  ===========
 Year ended October 3,
  1997......................  $   900,000 $         0  $         0  $   900,000
                              =========== ===========  ===========  ===========
                                           ADDITIONS
                              BALANCE AT  CHARGED TO
                               BEGINNING   COSTS AND                BALANCE AT
DESCRIPTION                     OF YEAR    EXPENSES   DEDUCTIONS(C) END OF YEAR
-----------                   ----------- ----------- ------------- -----------
Inventory reserves--deducted
 from gross inventories in
 the balance sheet
 Year ended September 29,
  1995......................  $ 6,808,000 $19,132,000  $15,108,000  $10,832,000
                              =========== ===========  ===========  ===========
 Year ended September 27,
  1996......................  $10,832,000 $ 2,123,000  $ 7,778,000  $ 5,177,000
                              =========== ===========  ===========  ===========
 Year ended October 3,
  1997......................  $ 5,177,000 $ 7,416,000  $ 5,615,000  $ 6,978,000
                              =========== ===========  ===========  ===========
                                           ADDITIONS
                              BALANCE AT  CHARGED TO
                               BEGINNING   COSTS AND                BALANCE AT
DESCRIPTION                     OF YEAR    EXPENSES   DEDUCTIONS(D) END OF YEAR
-----------                   ----------- ----------- ------------- -----------
Reserves for restructuring
 charges and divestitures of
 businesses
 Year ended September 29,
  1995......................  $         0 $10,149,000  $         0  $10,149,000
                              =========== ===========  ===========  ===========
 Year ended September 27,
  1996......................  $10,149,000 $         0  $ 9,683,000  $   466,000
                              =========== ===========  ===========  ===========
 Year ended October 3,
  1997......................  $   466,000 $ 2,942,000  $ 1,661,000  $ 1,747,000
                              =========== ===========  ===========  ===========

--------
(a) Uncollectible accounts written off
(b) Reclassification from restructuring reserve
(c) Disposal of inventory
(d) Includes salary continuation and outplacement, divestitures of businesses, and other write-offs. See Note 17 to the Registrant's Consolidated Financial Statement under Item 8.

                                     INDEX

3. Exhibits:

     Exhibit                                                           Page
     Number                    Description                            Number
     ------                    -----------                            ------

      3(a) Restated Certificate of Incorporation, as amended as of February 17, 1987/1/ and Certificate of Amendment thereto filed with the Secretary of State of Delaware as of January 31, 1991./2/

      3(b)      Bylaws of Registrant./1/

      4(a) The rights of security holders are defined in Articles 4, 9 and 10 of the Restated Certificate of Incorporation of the Registrant, Articles II, VI and VII of the Bylaws of the Registrant and the Rights Agreement.[Incorporated herein by reference to Exhibits 3(a), 3(b) and 4(b), respectively.]

      4(b)      Rights Agreement dated November 30, 1988./3/

     10(a)(i) Cash or Deferred Retirement Plan, as amended and restated as of December 17, 1993./4*/

     10(a)(ii)  Trust Agreement dated November 1, 1993 relating to the Cash or Deferred Retirement Plan as amended by an Amendment to the Trust Agreement dated December 28, 1993./4/

     10(c)(i) Form of 1987 Stock Option Plan, as amended and restated as of December 13, 1990./2*/

     10(c)(ii)  Form of First Amendment to the 1987 Stock Option
                Plan effective November 7, 1991./2*/

     10(d) Supplemental Executive Retirement Plan Agreements dated September 30, 1991./4*/

     10(e)(i)   Worldwide Master Purchase Agreement 90-01 among
                Canon U.S.A., Inc., Canon Europa, N.V. and QMS, Inc. dated October 1, 1990./5/

     10(e)(ii)  SX/TX/LX Worldwide Master Purchase Agreement
                90-02 among Canon U.S.A., Inc., Canon Europa,
                N.V. and QMS, Inc. dated October 1, 1990./5/

     10(e)(iii) LBP-20 Purchase Agreement 90-03-LBP-20 between
                Canon U.S.A., Inc. and QMS, Inc. dated October 1, 1990./5/

     10(h) Form of Executive Agreement entered into with: James L. Busby, Donald L. Parker, Ph.D., Charles D. Daley and James K. Doan./10*/

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

     10(l)(iii)  Senior Secured Notes, each dated July 1, 1993, with CIG & CO. ($3,500,000) and ($3,500,000)
                 and ZANDE & Co. ($3,000,000)./7/

     10(l)(iv)   Waiver Agreement dated November 23, 1993 waiving
                 certain provisions of the 1993 Note Agreement./4/

     10(l)(v) Waiver Agreement dated as of February 25, 1994 waiving certain provisions of the 1993 Note Agreement./8/

     10(l)(vi)   Waiver Agreement dated as of May 3, 1994 waiving
                 certain provisions of the 1993 Note Agreement./9/

     10(l)(vii)  Waiver Agreement dated as of August 12, 1994
                 waiving certain provisions of the 1993 Note Agreement./13/

     10(l)(viii) Waiver Agreement dated as of November 30, 1994 waiving certain provisions of the 1993 Note Agreement./13/

     10(m)       QMS, Inc. Employee Stock Purchase Plan./18/

     10(o) Stock Option Plan, dated July 30, 1984,/11*/ together with First Amendment thereto effective as of January 1, 1987,/1*/ Second Amendment thereto effective as of November 10, 1987,/1*/ Third Amendment thereto effective as of April 6, 1989,/10*/ Fourth Amendment thereto effective as of January 1, 1990,/6*/ and Fifth Amendment thereto effective as of November 7, 1991./2*/

     10(p)       Stock Option Plan for Directors./12*/

     10(q)(i) Share Purchase Agreement dated October 12, 1995 between Jalak Investments B.V. and QMS, Inc./14/

     10(q)(ii)   Promissory Note dated October 16, 1995 in the original
                 principal amount of U.S. $4,000,000 from QMS Europe
                 B.V. and QMS Australia PTY Ltd. in favor of QMS, Inc./14/

     10(q)(iii)  Pledge and Security Agreement and Pledging of Shares,
                 each dated October 16, 1995 by Jalak Investments, B.V. in favor of QMS, Inc./14/

     10(q)(iv)   Deed of Subordination and Pledge dated October 16,
                 1995 by and among QMS, Inc., QMS Europe B.V.
                 and Credit Lyonnais Bank Nederland N.V./14/

     10(q)(v)    Master Distributor Agreement dated October 16,
                 1995 among the Registrant, QMS Europe, B.V.
                 and QMS Australia PTY Ltd./14/

     10(q)(vi)   Trademark and Trade Name License Agreement
                 dated October 16, 1995 between QMS Europe B.V.
                 and QMS, Inc./14/

     10(r) Loan and Security Agreement dated November 7, 1995 by and between QMS, Inc. and Foothill Capital
                 Corporation./15/

     10(r)(i) Stock Pledge Agreement dated November 7, 1995 by and between QMS, Inc. and Foothill Capital
                 Corporation./15/

     10(r)(ii)   Term Note A dated November 7, 1995 in the original
                 principal amount of $1,750,000 from QMS, Inc. in favor of Foothill Capital Corporation./15/

     10(r)(iii)  Term Note B dated November 7, 1995 in the original principal amount of $5,000,000 from QMS, Inc. in favor of Foothill Capital Corporation./15/

     10(r)(iv)   Trademark Security Agreement dated November 7,
                 1995 made by QMS, Inc. in favor of Foothill Capital
                 Corporation./15/

     10(r)(v)    QMS, Inc. Warrant to Purchase 100,000 shares of
                 Common Stock, dated November 7, 1995./15/

     10(r)(vi)   General Security Agreement dated November 7,
                 1995 by and between QMS Canada Inc. in
                 favor of Foothill Capital Corporation./15/

     10(r)(vii)  General Continuing Guaranty dated November 7,
                 1995 by QMS Canada Inc. in favor of Foothill Capital Corporation./15/

     10(r)(viii) Security Agreement dated November 7, 1995 by
                 and between Foothill Capital Corporation and QMS
                 Canada Inc./15/

     10(r)(ix)   General Continuing Guaranty dated November 7,
                 1995 by QMS Circuits, Inc. in favor of Foothill Capital
                 Corporation./15/

     10(r)(x) Security Agreement dated November 7, 1995 between Foothill Capital Corporation and QMS
                 Circuits, Inc./15/

     10(r)(xi)   Amendment Number One dated December 4, 1995 to
                 the Loan and Security Agreement dated November 7,
                 1995./17/

     10(r)(xii)  Amendment Number Two dated February 7, 1996 to the Loan and Security Agreement dated November 7,
                 1995./17/

     10(r)(xiii) Amendment Number Three dated July 31, 1996 to the
                 Loan and Security Agreement dated November 7, 1995./17/

     10(r)(xiv)  Waiver Agreement dated May 5, 1997, waiving certain provisions of the Loan and Security Agreement./19/

     10(r)(xv)   Amendment Number Five dated June 3, 1997 to the
                 Loan and Security Agreement./20/

     10(s)(i) Asset Purchase Agreement dated September 30, 1995 between QMS Japan Kabushiki Kaisha ("QMS Japan KK") and QMS, Inc./16/

     10(s)(ii)   Assumption of Liabilities dated September 30,
                 1995 by QMS Japan, KK./16/

     10(s)(iii)  Inventory Johto-Tampo Agreement dated September 30,
                 1995 between QMS Japan, KK and QMS, Inc./16/

     10(s)(iv)   Master Distributor Agreement dated September 30,
                 1995 between QMS Japan, KK and QMS, Inc./16/

     10(s)(v) Promissory Note dated September 30, 1995 in the original principal amount of U.S. $3,000,000 from Yoji Kawai in favor of QMS Japan, KK./16/

     10(s)(vi)   Promissory Note dated September 30, 1995 in
                 the original principal amount of U.S. $500,000 from Yoji Kawai in favor of QMS Japan, KK./16/

     10(s)(vii)  Trademark and Trade Name License Agreement
                 dated December 7, 1995 between QMS Japan, KK and QMS, Inc./16/

     10(s)(viii) Assumption Agreement dated December 7, 1995
                 between QMS Japan, KK and QMS, Inc./16/

     10(t)       Sale-Leaseback Agreement between QMS, Inc.
                 and Ink (AL) QRS 12-21, Inc. dated February 18,
                 1997./21/

     10(t)(i)    Waiver agreement between Ink (AL) QRS 12-21,
                 Inc. and QMS, Inc. dated December 8, 1997.

     10(t)(ii)   Amendment to Warrant dated December 8, 1997
                 to the Sale-Leaseback Agreement.

     10(u)       Agreement dated July 7, 1997, between QMS, Inc.
                 and James L. Busby./22/

     10(v)       Agreement dated August 7, 1997, between QMS, Inc.
                 and Donald L. Parker.

     10(w)       QMS, Inc. - Genicom Corporation Strategic Partner
                 Agreement.

     11          Statement Regarding Computation of Earnings Per
                 Share.

     21          Subsidiaries of the Registrant.

     27          Financial Data Schedules

-----------
/*/  Indicates a management contract or compensatory plan or arrangement.

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

/13/ Incorporated herein by reference to exhibit of same number in Registrant's annual report on Form 10-K for the fiscal year ended September 30, 1994 (Commission File No. 1-9348).

/14/ Incorporated herein by reference to exhibits in Registrant's Form 8-K filed on October 16, 1995 (Commission File No. 1-9348).

/15/ Incorporated herein by reference to exhibits in Registrant's Form 8-K filed on November 21, 1995 (Commission File No. 1-9348).

/16/ Incorporated herein by reference to exhibit of same number in Registrant's annual report on Form 10-K for the fiscal year ended September 29, 1995 (Commission File No. 1-9348).

/17/ Incorporated herein by reference to exhibit of same number in Registrant's quarterly report on Form 10-Q for the fiscal quarter ended June 28, 1996 (Commission File No. 1-9348).

/18/ Incorporated herein by reference to Appendix A to the Registrant's Proxy
     Statement for the Annual Meeting of Stockholders held on January 23, 1996 (Commission File No. 1-9348).

/19/ Incorporated herein by reference to exhibit of same number in Registrant's quarterly report on Form 10-Q for the fiscal quarter ended March 28, 1997 (Commission File No. 1-9348).

/20/ Incorporated herein by reference to exhibit of same number in Registrant's quarterly report on Form 10-Q for the fiscal quarter ended June 27, 1997 (Commission File No. 1-9348).

/21/ Incorporated herein by reference to exhibits in Registrant's Form 8-K filed on February 18, 1997 (Commission File No. 1-9348).

/22/ Incorporated herein by reference to exhibits in Registrant's Form 8-K filed on July 7, 1997 (Commission File No. 1-9348).


(b) Reports on Forms 8-K: The following reports were filed on Forms 8-K during fiscal 1997.

    . Form 8-K dated February 18, 1997, reporting the disposition of assets in a sale-leaseback transaction.
    . Form 8-K dated July 7, 1997, reporting an executive management transition agreement.