Form 10-Q
period 1998-01-02
QMS INC
filed 1998-02-13
CIK 710983

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   JANUARY 2, 1998

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

                                      Yes    X       No

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of the issuer's common stock, as of the latest practicable date 10,697,065 AT JANUARY 30, 1998.


                           QMS, INC. AND SUBSIDIARIES


                                      INDEX


PART I - FINANCIAL INFORMATION                                   PAGE NUMBER

  Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets
       (unaudited) as of January 2, 1998 and
       October 3, 1997                                            3 - 4

     Condensed Consolidated Statements of Income
       (unaudited) for the three months ended
       January 2, 1998 and December 27, 1996                        5

     Condensed Consolidated Statements of Cash Flows
       (unaudited) for the three months ended
       January 2, 1998 and December 27, 1996                        6

     Notes to Condensed Consolidated Financial Statements
       (unaudited)                                                7 - 8

  Item 2.  Management's Discussion and Analysis of Financial
        Condition and Results of Operations                       9 - 11


PART II - OTHER INFORMATION                                      12 - 13

  Item 1.  Legal Proceedings

  Item 2.  Changes in Securities

  Item 3.  Defaults upon Senior Securities

  Item 4.  Submission of Matters to a Vote of Security Holders

  Item 5.  Other Information

  Item 6.  (a)   Exhibits

           (b)   Reports on Form 8 - K


SIGNATURES                                                           14



                           QMS, INC. AND SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION

                          ITEM 1.  FINANCIAL STATEMENTS


                      CONDENSED CONSOLIDATED BALANCE SHEETS

                    as of January 2, 1998 and October 3, 1997

                                   (Unaudited)



                                                                                        January 2,         October 3,
in thousands                                                                             1998                 1997



ASSETS



CURRENT ASSETS

     Cash and Cash Equivalents                                                      $       697         $          612

     Trade Receivables (less allowance for doubtful
       accounts of $615 at January 2, 1998 and $529
       at October 3, 1997)                                                               19,932                 17,535

     Note Receivable                                                                        610                    443

     Inventories:

         Raw Materials                                                                    5,621                  5,614
         Work in Process                                                                  1,415                  1,237
         Finished Goods                                                                  15,218                 18,251
         Inventory Reserves (see Note 3)                                                 (4,612)                (6,978)
                                                                  												      ------------         --------------
                Total Inventories, Net                                                   17,642                 18,124

     Other Current Assets                                                                 2,726                  2,257
                                                                                    ------------         --------------
          Total Current Assets                                                           41,607                 38,971
                                                                                    ------------         --------------

PROPERTY, PLANT, AND EQUIPMENT                                                           36,081                 38,290
     Less Accumulated Depreciation                                                       31,316                 32,933
                                                                                    ------------         --------------
          Total Property, Plant, and Equipment, Net                                       4,765                  5,357

CAPITALIZED AND DEFERRED SOFTWARE                                                         8,431                  8,897

NOTES RECEIVABLE, NET                                                                     3,267                  3,433

PREPAID RENT (Note 4)                                                                     1,151                      0

OTHER ASSETS, NET                                                                         1,971                  1,931
                                                                                    ------------         --------------
     TOTAL ASSETS                                                                   $    61,192         $       58,589
                                                                                    ============         ==============

See Notes to Condensed Consolidated Financial Statements



                           QMS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                    as of January 2, 1998 and October 3, 1997

                                   (Unaudited)






                                                                                        January 2,         October 3,
in thousands                                                                             1998                 1997


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Accounts Payable                                                               $     10,475         $        6,562

     Revolving Credit Loan and Short-Term Debt (Note 5)                                        0                    447

     Current maturities of capital lease obligations                                         749                    988

     Other Current Liabilities :
         Employment Costs                                                                  4,336                  3,931
         Deferred Service Revenue                                                          9,400                  9,536
         Accrued Expenses                                                                  1,240                  1,251
         Restructuring Reserves                                                              969                  1,747
         Accrued Management Transition Expenses                                              605                    621
         Other                                                                             1,288                  1,601
                                                                                    ------------         --------------
              Total Other Current Liabilities                                             17,838                 18,687
                                                                                    ------------         --------------
                Total Current Liabilities                                                 29,062                 26,684
                                                                                    ------------         --------------

CAPITAL LEASE OBLIGATIONS                                                                    844                    898

OTHER LIABILITIES:
     Deferred Service Revenue                                                              1,056                  1,033
     Deferred Compensation                                                                 2,896                  2,969
     Accrued Management Transition Expenses                                                  394                    472
     Other Liabilities                                                                     2,209                  2,209
                                                                                    ------------         --------------
         Total Other Liabilities                                                           6,555                  6,683
                                                                                    ------------         --------------
STOCKHOLDERS' EQUITY                                                                      24,731                 24,324
                                                                                    ------------         --------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $     61,192         $       58,589
                                                                                    ============         ==============

See Notes to Condensed Consolidated Financial Statements



                           QMS, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

        For the Three Months Ended January 2, 1998 and December 27, 1996

                                   (Unaudited)




                                                                              Three Months Ended
                                                                           January 2,             December 27,
in thousands, except per share amounts                                        1998                    1996

NET SALES
     Printers and Supplies                                          $         20,231           $        23,115
     U.S. Service                                                              8,347                     8,353
                                                                    ----------------           ---------------
         Total Net Sales                                                      28,578                    31,468
                                                                    ----------------           ---------------
COST OF GOODS SOLD
     Printers and Supplies                                                    14,506                    16,851
     U.S. Service                                                              4,999                     4,896
                                                                    ----------------           ---------------
         Total Cost of Goods Sold                                             19,505                    21,747
                                                                    ----------------           ---------------
GROSS PROFIT
     Printers and Supplies                                                     5,725                     6,264
     U.S. Service                                                              3,348                     3,457
                                                                    ----------------           ---------------
         Total Gross Profit                                                    9,073                     9,721
                                                                    ----------------           ---------------
OPERATING EXPENSES                                                             8,844                     9,273
                                                                    ----------------           ---------------
OPERATING INCOME                                                                 229                       448

OTHER INCOME (EXPENSE)
     Interest Income                                                              98                       100
     Interest Expense                                                            (80)                     (325)
     Miscellaneous Income (Expense)                                              158                      (155)
                                                                    ----------------           ---------------
         Total Other Income (Expense)                                            176                      (380)
                                                                    ----------------           ---------------
INCOME BEFORE INCOME TAXES                                                       405                        68

INCOME TAX PROVISION                                                               4                         6
                                                                    ----------------           ---------------
NET INCOME                                                          $            401           $            62
                                                                    ================           ===============

EARNINGS PER COMMON SHARE (Note 2)

     Basic & Diluted                                                $           0.04           $          0.01

SHARES USED IN PER SHARE COMPUTATION (Note 2)

     Basic                                                                    10,697                    10,693
     Diluted                                                                  10,701                    10,757



See Notes to Condensed Consolidated Financial Statements



                           QMS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

        For the Three Months Ended January 2, 1998 and December 27, 1996

                                   (Unaudited)


                                                                                          Three Months Ended

                                                                                    January 2,             December 27,
in thousands                                                                          1998                     1996

Cash Flows from Operating Activities:

     Net Income                                                                  $          401          $           62

     Adjustments to Reconcile Net Income to Net Cash
         Provided by Operating Activities:
         Depreciation of Property, Plant and Equipment                                      529                   1,282
         Amortization of Capitalized and Deferred Software                                1,839                   1,476
         Provision for Losses on Inventory                                                  673                     618
         Other                                                                             (125)                     (5)
     Net Change in Assets and Liabilities  that provided (used) cash                     (1,430)                    879
                                                                                 ---------------         --------------
             Net Cash Provided by Operating Activities                                    1,887                   4,312
                                                                                 ---------------         --------------
Cash Flows from Investing Activities:
     Collections of Notes Receivable                                                          0                     167
     Purchase of Property, Plant and Equipment                                              (95)                   (492)
     Additions to Capitalized and Deferred Software Costs                                (1,372)                 (2,094)
     Other                                                                                  399                      39
                                                                                 ---------------         --------------
           Net Cash Used in Investing Activities                                         (1,068)                 (2,380)
                                                                                 ---------------         --------------
Cash Flows from Financing Activities:
     Proceeds from Debt and Capital Lease Obligations                                         0                     185
     Payments of Debt and Capital Lease Obligations                                        (447)                 (2,345)
     Other                                                                                 (287)                     95
                                                                                 ---------------         --------------
         Net Cash Used in Financing Activities                                             (734)                 (2,065)
                                                                                 ---------------         --------------
Net Change in Cash and Cash Equivalents                                                      85                    (133)
Cash and Cash Equivalents at Beginning of Period                                            612                     190
                                                                                 ---------------         --------------
Cash and Cash Equivalents at End of Period                                       $          697          $           57
                                                                                 ==============          ==============

See Notes to Condensed Consolidated Financial Statements



                           QMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.  MANAGEMENT OPINION


  In the opinion of management, the condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of January 2, 1998, the results of operations and changes in cash flows for the three months ended January 2, 1998, and December 27, 1996. All adjustments included in the condensed consolidated financial statements are of a normal recurring nature except amounts related to the restructuring reserves (see Note 7). The results of operations for the three months ended January 2, 1998, are not necessarily indicative of the results to be expected for the fiscal year ending October 2, 1998. Certain reclassifications have been made to fiscal 1997 amounts to conform to the fiscal 1998 presentation.


2.  EARNINGS PER SHARE

  The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Earnings per share computations are based on the weighted average number of common shares outstanding during the period and the dilutive effect of the assumed exercise of stock options.
  This effect was not material for the three-month periods ending January 2, 1998, and December 27, 1996, and did not change the amounts of the basic and diluted earnings per common share.


3.  INVENTORY RESERVES

  Inventory reserves at January 2, 1998, and October 3, 1997, are summarized as follows (in thousands):

                                   January 2,     October 3,
                                     1998            1997

  Standards revisions             $     513       $   1,635
  Excess and obsolete reserves        3,351           4,555
  Valuation reserves                    748             788
                                  ---------       ---------
         TOTAL                    $   4,612       $   6,978
                                  =========       =========

  The inventory reserves at October 3, 1997, included $1.6 million for standards revisions that occurred in the first quarter of fiscal 1998. Inventory reserves at January 2, 1998, consist primarily of excess and obsolete reserves and spare part valuation reserves. Excess and obsolete reserves are calculated based on specific identification of items. In the first quarter of fiscal 1998, the Company disposed of $1.9 million in excess and obsolete inventory. Spare part valuation reserves reflect the reduced value of unrepaired parts from the value of the repaired part.


4.  PREPAID RENT

  At October 3, 1997, the Company was not in compliance with Fixed Charge Coverage and Net Worth covenants contained in the 1997 sale-leaseback agreement for the Mobile headquarters. On December 8, 1998, the Company obtained a one-year waiver of non-compliance through October 5, 1998, from the lessor in exchange for $1.3 million in prepaid rent and an amendment to a related warrant agreement. At the end of the waiver period, the Company may be out of compliance with one or more covenants contained in the lease agreement. Among the remedies available to the landlord is the acceleration of all rent for the initial lease term, cancellation of the lease, or all other remedies available at law. Management believes over the next year through further negotiations an additional extension of the waiver or a permanent revision of the covenant will be obtained.

  The prepaid rent covers the period from December 1, 1998, to September 9, 1999. $149,000 of prepaid Mobile rent was included in other current assets and $1,151,000 was reported as a non-current asset.


5.  CLASSIFICATION OF REVOLVING CREDIT LOAN

  The Company's revolving credit loan is classified as short-term debt in the financial statements in compliance with FASB Emerging Issues Task Force Issue No. 95-22, "Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Arrangements That Include a Subjective Acceleration Clause and a Lock-Box Arrangement." This revolving credit agreement expires in November 1999. The Company was in compliance with the covenants of this agreement as of January 2, 1998.


6.  COMMITMENTS AND CONTINGENCIES

  As of January 2, 1998, the Company had a commitment of approximately $17.1 million under contracts to purchase print engines and related components. The Company was contingently liable for approximately $410,000 as of January 2, 1998, as a result of letters of credit issued in the normal course of business for the purchase of inventory.


7.  RESTRUCTURING AND MANAGEMENT TRANSITION EXPENSES

  At October 3, 1997, the Company had reserves for restructuring expenses of $1,747,000. During the first quarter of fiscal 1998 a total of $778,000 was paid leaving a balance of $969,000 at January 2, 1998.

  In addition, the Company had reserves totaling $4,174,000 at October 3, 1997, for management transition and retirement benefit expenses for three executives. The reserve balances are based on the net present value of projected benefits. In the first quarter of fiscal 1998, the Company incurred $113,000 in interest expense related to this reserve and paid $130,000 in management transition and retirement benefits leaving a balance of $4,157,000 at January 2, 1998.



                           QMS, INC. AND SUBSIDIARIES


                          PART I. FINANCIAL INFORMATION

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

________________________________________________________________________________


RESULTS OF OPERATIONS
---------------------

Net income for the first quarter of fiscal 1998 was $401,000 on net sales of $28.6 million compared to net income of $62,000 for the first quarter of fiscal 1997 on net sales of $31.5 million. The gain in the first quarter of fiscal 1998 was achieved because of cost reduction efforts begun by management in the fourth quarter of fiscal 1997. Part of the cost reduction effort included closing QMS Circuits, Inc. an electronic board manufacturer located in Florida. The closing of QMS Circuits improved QMS profitability while reducing sales.


              Table of Net Sales Comparisons for Key Channels of Distribution


                                                   First Quarter ended

                                  January 2,           December 27,
    (000's)                          1998                 1996               Difference
                                --------------       --------------        --------------

U.S. Direct                     $     11,396           $     12,486         $    (1,090)
U.S. Service                           8,347                  8,353                  (6)
U.S. Reseller                          2,469                  2,918                (449)
Europe                                 2,638                  2,767                (129)
Japan                                  1,142                  1,178                 (36)
Canada                                 1,278                  2,033                (755)
QMS Circuits                               0                    514                (514)
All Other                              1,308                  1,219                  89
                                -------------          ------------         ------------
Total                           $     28,578           $     31,468         $    (2,890)
                                =============          ============         ============


Net sales for the first quarter of fiscal 1998 declined by 9.2% from net sales for the first quarter of fiscal 1997. Lower revenues from reduced operations in Canada and the closing of the QMS Circuits facility in Florida caused 44% ($1.3 million) of the decline. U.S. direct and reseller sales were down $1.5 million due to discontinuing bulk Canon toner cartridge sales and delays in the introduction of magicolor 2(R). Magicolor 2 began customer shipments in mid-December 1997.

The U.S. direct market net sales were down 8.7% for the first quarter of fiscal
1998 compared to the first quarter of fiscal 1997.   This decrease occurred
primarily as a result of management's decision to cease handling bulk Canon toner cartridge sales due to low margins. Direct sales of Canon toner cartridges decreased $774,000 (49%) from $1,565,000 in the first quarter of fiscal 1997 to $791,000 in the first quarter of fiscal 1998.

The U.S. reseller channel decline in net sales was primarily due to a delay in introducing the magicolor 2. With new competitive first generation color printers offered on the market, QMS needed the magicolor 2 to keep its position
as a market innovator.   The magicolor 2 was not available for sale until mid-
December. In the second and third quarters of fiscal 1998, QMS expects to bring magicolor 2 production into full force and expects reseller sales to increase. The Company also expects to expand its distribution network with the national distribution and value added reseller channels to be the thrust of QMS marketing effort in the future.

Overall, the Company's gross profit decreased $648,000 from $9,721,000 to $9,073,000 due to lower sales, increased inbound freight and higher software amortization. Inbound freight increased 61% or $141,000 in a quarter-to-quarter comparison because of QMS's decision to air transport magicolor 2 engines and other product consumables to meet customer demand. Software amortization was also 32% higher in the first quarter of fiscal 1998 over the first quarter of fiscal 1997 due to higher product development costs and shorter projected product life spans. While the gross profit decreased the gross profit margin increased from 30.9% to 31.7%. This is reflective of management's decision to focus on higher margin core businesses.

The selling, general, and administrative expenses ("SG&A") decreased $429,000 from $9,723,000 in the first quarter of fiscal 1997 to $8,844,000 in the first quarter of fiscal 1998. This decrease reflects the significant progress QMS has made in reducing overhead costs resulting primarily from cost reduction efforts begun in the fourth quarter of fiscal 1997.

Total other income less other expense was a positive $176,000 for the first quarter of fiscal 1998 compared to a net expense of $380,000 in the first quarter of fiscal 1997. This $556,000 increase to net profit was due to a $193,000 gain on the sale of capital equipment and a $240,000 swing from net interest expenses of $225,000 to net interest income of $15,000. This change in net interest income was caused primarily from the sale-leaseback proceeds from February 1997 being applied to Company debt and increased cash flow from improved inventory controls. Short-term and long-term debt has been eliminated, a zero balance at January 2, 1998, compared to $11.6 million at December 27, 1996.

The Company has not provided for any income tax expense during fiscal 1997 or 1998 due to current losses and available operating loss carryforwards and income tax credits.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the first quarter of fiscal 1998, the Company's working capital and capital expenditure requirements came principally from operations. The Company's net working capital as of January 2, 1998, was $12.5 million compared to $12.3 million at December 27, 1996.

Accounts receivable increased $2.4 million due to slower payment by key
customers during the December 1997 holidays.   The company expects accounts
receivable to remain at a higher level than the October 3, 1997, balance because of anticipated sales for magicolor 2. Accounts payable increased $3.9 million due to increases in outstanding checks and an increase in inventory in transit at month end. Outstanding checks are included in accounts payable until cashed.

At January 2, 1998, there were no borrowings under the revolving credit facility and cash on hand totaled $697,000. Total borrowing capacity under this credit facility is $30.0 million although availability at any given point in time is a function of eligible accounts receivable and inventory levels. At January 2, 1998, total availability was approximately $11.8 million.

Management expects that existing cash reserves and available credit under the credit facility will be sufficient to meet cash flow requirements during the coming year.


FOREIGN CURRENCY EXCHANGE RATES
-------------------------------

The Company purchases print engine mechanisms and memory components from several Japanese suppliers. Fluctuations in Japanese yen currency exchange rates will affect the prices of these products. The Company attempts to mitigate possible negative impacts through yen-sharing arrangements with suppliers; however, material price increases resulting from exchange rate fluctuations could develop which would adversely affect operating results. Decreasing Japanese yen values against the U.S. dollar have resulted in favorable purchase price variances during the first quarter which have been offset by reductions in inventory value. As inventory is sold in the coming months, profit margins will increase temporarily until competitive pressure reduces product pricing.

At January 2, 1998, QMS has Japanese accounts receivable of $1.5 million related to normal ongoing business with the Company's Japanese distributor, and notes receivable of $1.8 million due to the sale of the Company's Japanese operations in 1995. The Company is currently renegotiating the Japanese note terms and minimum commission agreements. The alternatives being considered include potentially lowering monthly payments from Japan to the Company by extending the terms of the agreement. The revised Japanese terms are not expected to have a significant effect on Company liquidity.


SALE-LEASEBACK AGREEMENT
------------------------
At October 3, 1997, the Company was not in compliance with Fixed Charge Coverage and Net Worth covenants contained in the 1997 sale-leaseback agreement for the Mobile headquarters. On December 8, 1998, the Company obtained a one-year waiver of non-compliance through October 5, 1998, from the lessor in exchange for $1.3 million in prepaid rent and an amendment to a related warrant agreement. At the end of the waiver period, the Company may be out of compliance with one or more covenants contained in the lease agreement. Among the remedies available to the landlord is the acceleration of all rent for the initial lease term, cancellation of the lease, or all other remedies available at law. Management believes over the next year through further negotiations an additional extension of the waiver or a permanent revision of the covenant will be obtained, if necessary.

Management believes that the Company's fiscal 1998 working capital and capital expenditure needs, as well as funding for research and development, will be met by existing cash balances, cash flow from operations and by the revolving credit facility.


YEAR 2000 COMPLIANCE
--------------------

The Company has developed and begun implementing plans to review its purchased and developed software for Year 2000 compliance. Systems that require modification or replacement have been identified and a plan for resolving Year 2000 issues has been established. Printer and print system products currently sold by the Company are designed to preclude the possibility of Year 2000 errors.



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


ITEM 2 - CHANGES IN SECURITIES - None.


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES - None.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders (the "Meeting") was held on January 20, 1998. The results of the voting on the election of directors were as follows:


     Nominee                                For                        Withheld               Total Votes Cast

James L. Busby                            8,631,005                     584,764                   9,215,769

Lucius E. Burch, III                      8,666,658                     549,111                   9,215,769

Jack Edwards                              8,655,884                     559,885                   9,215,769

Accordingly, all nominees for the Board of Directors were elected.


The results of the voting on the amendment to the Company's 1997 Stock Incentive
Plan described in the Proxy Statement delivered in connection with the Meeting were as follows:

             For                     Against                         Abstain                        Non-Votes

          3,209,981                  1,324,006                         91,028                        4,590,754

Accordingly, the amendment to the Company's 1997 Stock Incentive Plan was adopted.


The results of the voting on the amendment to the Stock Option Plan for Directors described in the Proxy Statement delivered in connection with the Meeting were as follows:

            For                      Against                         Abstain                         Non-Votes

          3,508,711                  1,025,276                         91,028                        4,590,754

Accordingly, the amendment to the Stock Option Plan for Directors was approved.


ITEM 5 - OTHER INFORMATION - None.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits:

    Exhibit
    Number            Description

      10(h)(i)        Form of Executive Agreement entered into with Edward E.
                      Lucente on January 5, 1998.



      10(h)(ii)       Form of Executive Services Agreement entered into with
                      Edward E. Lucente on January 5, 1998.

      27              Financial Data Schedule


 (b)  Reports:  None.


                           QMS, INC. AND SUBSIDIARIES





                                   SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                         QMS, INC.
                                         (Registrant)


Date:      February 6, 1998              /s/ Edward E. Lucente

                                         Edward E. Lucente
                                         President and Chief Executive Officer



Date:      February 6, 1998              /s/ Richard A. Wiggins

                                         Richard A. Wiggins
                                         Senior Vice President and Chief
                                         Financial Officer
