Form 10-Q
period 1998-04-03
QMS INC
filed 1998-05-11
CIK 710983

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-Q

 (Mark One)

/ X /     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES

          EXCHANGE ACT OF 1934

For the quarterly period ended   April 3, 1998

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

                                      Yes    X       No

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of the issuer's common stock, as of the latest practicable date 10,697,065 at May 1, 1998.






                           QMS, INC. AND SUBSIDIARIES



                                      INDEX

PART I - FINANCIAL INFORMATION                                                              PAGE NUMBER
------------------------------                                                              ------------


  Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets
       (unaudited) as of April 3, 1998, and
       October 3, 1997                                                                          3 - 4

     Condensed Consolidated Statements of Operations
       (unaudited) for the three and six months ended
       April 3, 1998, and March 28, 1997                                                          5

     Condensed Consolidated Statements of Cash Flows
       (unaudited) for the six months ended
       April 3, 1998, and March 28, 1997                                                          6

     Notes to Condensed Consolidated Financial Statements
       (unaudited)                                                                              7 - 8

  Item 2.  Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                                     9 - 11


PART II - OTHER INFORMATION                                                                       12
---------------------------

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






                           QMS, INC. AND SUBSIDIARIES



                         PART I -  FINANCIAL INFORMATION

                          ITEM 1.  FINANCIAL STATEMENTS



                      CONDENSED CONSOLIDATED BALANCE SHEETS

                    as of April 3, 1998, and October 3, 1997

                                   (Unaudited)



                                                                                    April 3,              October 3,

in thousands                                                                         1998                   1997

----------------------------------------------------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS

          Cash and Cash Equivalents                                             $     1,051              $     612
          Trade Receivables (less allowance for doubtful
            accounts of $578 at April 3, 1998 and $529
            at October 3, 1997)                                                      22,762                 17,535
          Note Receivable                                                               722                    443
          Inventories:
            Raw Materials                                                             6,478                  5,614
            Work in Process                                                           1,777                  1,237
            Finished Goods                                                           15,152                 18,251
            Inventory Reserves (see Note 3)                                          (3,967)                (6,978)
                                                                                   --------               --------
               Total Inventories, Net                                                19,440                 18,124
          Other Current Assets                                                        2,872                  2,257
                                                                                   --------               --------
               Total Current Assets                                                  46,847                 38,971
                                                                                   --------               --------
PROPERTY, PLANT, AND EQUIPMENT                                                       36,889                 38,290
          Less Accumulated Depreciation                                              31,665                 32,933
                                                                                   --------               --------
               Total Property, Plant, and Equipment, Net                              5,224                  5,357

CAPITALIZED AND DEFERRED SOFTWARE                                                     8,211                  8,897

NOTES RECEIVABLE, NET                                                                 3,100                  3,433

PREPAID RENT (Note 4)                                                                   761                      0

OTHER ASSETS, NET                                                                     2,342                  1,931
                                                                                    --------              --------
          TOTAL ASSETS                                                          $    66,485              $  58,589
                                                                                    ========              ========

See Notes to Condensed Consolidated Financial Statements






                           QMS, INC. AND SUBSIDIARIES


                      CONDENSED CONSOLIDATED BALANCE SHEETS

                    as of April 3, 1998, and October 3, 1997

                                   (Unaudited)


                                                                                   April 3,              October 3,

in thousands                                                                        1998                   1997

-------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

          Accounts Payable                                                      $    13,763              $   6,562
          Revolving Credit Loan and Short-Term Debt (Note 5)                          2,493                    447
          Current maturities of capital lease obligations                               776                    988
          Other Current Liabilities:
            Employment Costs                                                          3,476                  3,931
            Deferred Service Revenue                                                  9,217                  9,536
            Restructuring Reserves                                                      634                  1,747
            Accrued Management Transition Expenses                                    1,030                    621
            Other                                                                     3,133                  2,852
                                                                                    -------               --------
          Total Other Current Liabilities                                            17,490                 18,687
                                                                                    -------               --------
                    Total Current Liabilities                                        34,522                 26,684
                                                                                    -------               --------
CAPITAL LEASE OBLIGATIONS                                                               279                    898

OTHER LIABILITIES:
          Deferred Service Revenue                                                      949                  1,033
          Deferred Compensation                                                       2,849                  2,969
          Accrued Management Transition Expenses                                        421                    472
          Other Liabilities                                                           2,208                  2,209
                                                                                    -------               --------
          Total Other Liabilities                                                     6,427                  6,683
                                                                                    -------               --------
STOCKHOLDERS' EQUITY                                                                 25,257                 24,324
                                                                                    -------               --------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $    66,485              $  58,589
                                                                                    =======               ========


See Notes to Condensed Consolidated Financial Statements




                           QMS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

      For the Three and Six Months Ended April 3, 1998, and March 28, 1997

                                   (Unaudited)


                                                              Three Months Ended                  Six Months Ended

                                                            ---------------------          ------------------------------

                                                             April 3,        March 28,          April 3,      March 28,
in thousands, except per share amounts                        1998             1997               1998          1997
----------------------------------------------------------------------------------------------------------------------------------
NET SALES
          Printers and Supplies                             $  24,971        $  22,487         $  44,710     $   45,602
          U.S. Service                                          9,650            8,400            18,488         16,753
                                                            ----------        ---------         ---------     ----------
          Total Net Sales                                      34,621           30,887            63,198         62,355
                                                            ----------        ---------         ---------     ----------
COST OF GOODS SOLD
          Printers and Supplies                                18,275           18,087            32,527         34,938
          U.S. Service                                          6,244            5,472            11,496         10,368
                                                            ----------        ---------         ---------     ----------
          Total Cost of Goods Sold                             24,519           23,559            44,023         45,306
                                                            ----------        ---------         ---------     ----------
GROSS PROFIT
          Printers and Supplies                                 6,696            4,400            12,183         10,664
          U.S. Service                                          3,406            2,928             6,992          6,385
                                                            ----------        ---------         ---------     ----------
          Total Gross Profit                                   10,102            7,328            19,175         17,049
                                                            ----------        ---------         ---------     ----------
SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES                                    9,512           11,416            18,357         20,689
                                                            ----------        ---------         ---------      ---------
OPERATING INCOME (LOSS)                                           590           (4,088)              818         (3,640)
                                                            ----------        ---------         ---------      ---------
OTHER INCOME (EXPENSE)
          Interest Income                                          90               88               188            188
          Interest Expense                                       (113)            (223)             (193)          (548)
          Miscellaneous Income (Expense)                          (39)            (169)              119           (324)
                                                            ----------        ---------         ---------      ---------
          Total Other Income (Expense)                            (62)            (304)              114           (684)
                                                            ----------        ---------         ---------      ---------
INCOME (LOSS) BEFORE INCOME TAXES                                 528		(4,392)              932         (4,324)

INCOME TAX PROVISION (BENEFIT)                                     51               (6)               54              0
                                                            ----------        ---------         ---------      ---------
NET INCOME (LOSS)                                           $     477         $ (4,386)         $    878      $  (4,324)
                                                            ==========        =========         =========      =========

EARNINGS (LOSS) PER
     COMMON SHARE (Note 2)
          Basic and Diluted                                 $    0.04        $   (0.41)          $  0.08    $     (0.40)

SHARES USED IN PER SHARE
     COMPUTATION (Note 2)
          Basic                                                10,697           10,697            10,697         10,695
          Diluted                                              10,768           10,697            10,768         10,695

See Notes to Condensed Consolidated Financial Statements










                           QMS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

           For the Six Months Ended April 3, 1998, and March 28, 1997

                                   (Unaudited)

                                                                                             April 3,                March 28,
in thousands                                                                                   1998                    1997
-----------------------------------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities:

          Net Income (Loss)                                                                 $     878               $  (4,324)
          Adjustments to Reconcile Net Income (Loss) to Net Cash
             Provided by Operating Activities:
          Depreciation of Property, Plant and Equipment                                         1,043                   2,536
          Amortization of Capitalized and Deferred Software                                     3,996                   3,235
          Provision for Losses on Inventory                                                     1,593                   2,020
          Other                                                                                  (126)                     50
          Net Change in Assets and Liabilities that Provided (Used) Cash                       (4,309)                    711
                                                                                            ---------               ---------
          Net Cash Provided by Operating Activities                                             3,075                   4,228
											                                                                                 ---------               ---------
Cash Flows from Investing Activities:

          Collections of Notes Receivable                                                          54                   1,057
          Purchase of Property, Plant and Equipment                                            (1,077)                 (1,079)
          Proceeds from Disposal of Property, Plant and Equipment                                 414                  12,585
          Additions to Capitalized and Deferred Software Costs                                 (3,309)                 (4,233)
										                                                                                  ---------               ---------
          Net Cash Provided by (Used in) Investing Activities                                  (3,918)                  8,330
											                                                                                 ---------               ---------
Cash Flows from Financing Activities:

          Proceeds from Debt and Capital Lease Obligations                                      2,046                     318
          Payments of Debt and Capital Lease Obligations                                         (841)                (13,146)
          Other                                                                                    77                     333
											                                                                                 ---------               ---------
          Net Cash Provided by (Used in) Financing Activities                                   1,282                 (12,495)
											                                                                                 ---------               ---------
Net Change in Cash and Cash Equivalents                                                           439                      63

Cash and Cash Equivalents at Beginning of Period                                                  612                     190
											                                                                                 ---------               ---------
Cash and Cash Equivalents at End of Period                                                  $   1,051               $     253
											                                                                                 =========               =========
See Notes to Condensed Consolidated Financial Statements




                           QMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


1.   MANAGEMENT OPINION

  In the opinion of management, the condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of April 3, 1998, the results of operations for the three and six months ended April 3, 1998, and March 28, 1997, and changes in cash flows for the six months ended April 3, 1998, and March 28, 1997. The results of operations for the six months ended April 3, 1998, are not necessarily indicative of the results to be expected for the fiscal year ending October 2, 1998. Certain reclassifications have been made to fiscal 1997 amounts to conform to the fiscal 1998 presentation.


2.   EARNINGS PER SHARE

  The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Earnings per share computations are based on the weighted average number of common shares outstanding during the period and the dilutive effect of the assumed exercise of stock options for basic and diluted earnings per share, respectively.


3.   INVENTORY RESERVES

  Inventory reserves at April 3, 1998, and October 3, 1997, are summarized as follows (in thousands):


                                   April 3,       October 3,
                                     1998           1997

-------------------------------------------------------------


  Standards revisions              $   914        $  1,635
  Excess and obsolete reserves       2,303           4,555
  Spare parts valuation reserves       750             788
                                   --------       ---------
         TOTAL                     $ 3,967        $  6,978
                                   ========       =========


  The inventory reserves at October 3, 1997, included $1.6 million for standards revisions that occurred in the first quarter of fiscal 1998. Inventory reserves at April 3, 1998, consist primarily of excess and obsolete reserves and spare part valuation reserves. Excess and obsolete reserves are calculated based on specific identification of items. In the first two quarters of fiscal 1998, the Company disposed of $3.6 million in excess and obsolete inventory. Spare part valuation reserves reflect the reduced value of unrepaired parts from the value of the repaired part.


4.   PREPAID RENT

  At October 3, 1997, the Company was not in compliance with Fixed Charge Coverage and Net Worth covenants contained in the 1997 sale-leaseback transaction for the Mobile headquarters. On December 8, 1997, the Company obtained a one-year waiver of non-compliance through October 5, 1998, from the lessor in exchange for $1.3 million in prepaid rent and an amendment to a related warrant agreement. At the end of the waiver period, the Company may be out of compliance with one or more covenants contained in the lease agreement. Among the remedies available to the landlord are the acceleration of all rent for the initial lease term, cancellation of the lease, or all other remedies available at law. Management believes that prior to the issuance of year-end financial statements an additional extension of the waiver or a permanent revision of the covenant will be obtained through further negotiations.

  The $1.3 million prepaid rent covers the period from December 1, 1998, to September 7, 1999. In addition, the Company pays rent quarterly in advance. At April 3, 1998, the Company had $804,000 in prepaid Mobile rent included in other current assets and $761,000 reported as a non-current asset.


5.   CLASSIFICATION OF REVOLVING CREDIT LOAN

  The Company's revolving credit loan is classified as short-term debt in the financial statements in compliance with FASB Emerging Issues Task Force Issue No. 95-22, "Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Arrangements That Include a Subjective Acceleration Clause and a Lock-Box Arrangement." This revolving credit agreement expires in November 1999. The Company was in compliance with the covenants of this agreement as of April 3, 1998.


6.   COMMITMENTS AND CONTINGENCIES

  As of April 3, 1998, the Company had a commitment of approximately $15.5 million under contracts to purchase print engines and related components.

  The Company was contingently liable for approximately $268,000 as of April 3, 1998, as a result of letters of credit issued in the normal course of business for the purchase of inventory.


7.   RESTRUCTURING AND MANAGEMENT TRANSITION EXPENSES

  At October 3, 1997, the Company had reserves for restructuring expenses of $1,747,000. During the first and second quarters of fiscal 1998 a total of $1,113,000 was paid leaving a balance of $634,000 at April 3, 1998.

  In addition, the Company had reserves totaling $4,174,000 at October 3, 1997, for management transition and retirement benefit expenses for three former executives. The reserve balance is based on the net present value of projected benefits. In the first two quarters of fiscal 1998, the Company incurred $160,000 in net expense related to this reserve and paid $272,000 in management transition and retirement benefits leaving a balance of $4,061,000 at April 3, 1998. Payments for management transition and retirement benefits will continue until the year 2009.




                           QMS, INC. AND SUBSIDIARIES

                         PART I -  FINANCIAL INFORMATION

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
________________________________________________________________________________

Results of Operations
---------------------

Net income for the second quarter of fiscal 1998 was $477,000 on net sales of $34,621,000. For the six months ended April 3, 1998, net income was $878,000 on net sales of $63,198,000. These 1998 results compare to a net loss of $4,386,000 on net sales of $30,887,000 for the second quarter of fiscal 1997 and a net loss of $4,324,000 on net sales of $62,355,000 for the six months ended March 28, 1997.

In the first two quarters of 1998 the gain in net income was achieved primarily through additional sales and higher profit margins. An additional factor was cost reduction efforts begun by management in the fourth quarter of fiscal 1997.

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

                  Table of Net Sales Comparisons for Key Product Groups
                  ------------------------------------------------------

                                  Three Months Ended                                   Six Months Ended
                             ------------------------------------         ------------------------------------------
                              April 3,    March 28,                         April 3,     March 28,
 (000's)                       1998         1997      Difference              1998         1997          Difference
		             ------------------------------------         ------------------------------------------

Hardware                      $  9,929    $  6,906     $  3,023           $  18,609      $ 16,168        $   2,441
Consumables                      8,286       8,388         (102)             15,266        16,582           (1,316)
Service                          9,650       8,986          664              18,488        17,873              615
Europe                           5,385       2,939        2,446               8,023         5,706            2,317
Japan                              987       2,150       (1,163)              2,129         3,328           (1,199)
All Other                          384       1,518       (1,134)                683         2,698           (2,015)
		             ------------------------------------         ------------------------------------------
Total Net Sales               $ 34,621    $ 30,887     $  3,734           $  63,198      $ 62,355        $     843
		             ====================================         ==========================================

Net sales for the second quarter of fiscal 1998 increased by 12.1% from net sales for the second quarter of fiscal 1997 and by 1.4% in the six-month comparison. Hardware sales are up because of the magicolor 2(R) product. Consumable sales were down primarily as a result of management's decision in the second quarter of fiscal 1997 to cease handling bulk Canon toner cartridge sales due to low margins. Direct sales of Canon toner cartridges decreased $774,000 (49%) from $1,565,000 in the first quarter of fiscal 1997 to $791,000 in the first quarter of fiscal 1998.

Europe and Japan sales include both controller board sales at cost and commissions earned on product sales. The increase in Europe revenue is
primarily from sales of the magicolor 2 product.   European demand for magicolor
2 product is expected to remain strong through the end of this fiscal year, with a seasonal drop in sales in the fourth quarter due to European holidays.

Japan revenue includes product and commission revenue for Japan, Korea and other Pacific Rim countries. This revenue is generated through an independent company, QMS Japan KK, which has exclusive rights to distribute QMS products throughout these countries. QMS is currently evaluating how to improve Asian revenue and profit. Alternatives include renegotiating the current exclusive distribution agreement to allow QMS greater direct access to these markets in exchange for reductions in minimum commission requirements. Japan revenue is currently less than 3% of Company revenue and is expected to continue at a depressed level for at least the next two quarters due primarily to the depressed Asian economy. At April 3, 1998, the Company had accounts receivable from QMS Japan KK of $1.9 million and a short- and long-term note receivable of $0.7 million and $1.0 million, respectively.

Overall, the Company's gross profit as a percentage of sales increased from 23.7% to 29.2% in the three-month comparison of fiscal 1997 and 1998 and from 27.3% to 30.3% in the six-month comparison. The principal reasons for this increase include the introduction of magicolor 2 in the first quarter of fiscal 1998, higher factory unit volumes resulting in improved manufacturing ratios, and lower excess and obsolete inventory reserve requirements.

The selling, general, and administrative expenses ("SG&A") decreased $1,904,000 (16.7%) in the three-month comparison and decreased $2,332,000 (11.3%) in the six-month comparison. Lower SG&A expenses resulted in SG&A as a percentage of sales decreasing from 37.0% to 27.5% for the three-month comparison of fiscal 1997 and 1998 and decreasing from 33.2% to 29.0% for the six-month comparison.

The SG&A decreases reflect the cost reduction efforts begun in the fourth quarter of fiscal 1997. During 1997, QMS reduced its headcount by 20% to approximately 700 employees and closed its QMS Circuits, Inc. subsidiary.

Total other income less other expense was a net income of $114,000 for the first six months of fiscal 1998 compared to a net expense of $684,000 in the first six months of fiscal 1997. This $798,000 increase to net profit was due primarily to a $355,000 reduction in net interest expense from $360,000 in fiscal 1997 to $5,000 in fiscal 1998. Lower net interest expense is the result of the February 1997 sale-leaseback proceeds and cash flow from improved inventory controls being applied to Company debt.

Income taxes reflect estimated foreign and domestic income taxes required by foreign tax treaties and federal alternative minimum taxes. The Company has available operating loss carryforwards and income tax credits which reduce the effective alternative-minimum tax rate to 2%.


Financial Condition
-------------------

Current and long-term notes receivable decreased by approximately $54,000, reflecting the continued reduction of debt associated with the 1995 sale of the Company's foreign subsidiaries. Accounts receivable increased $5.2 million and accounts payable increased $7.2 million due to the introduction of magicolor
2 in the first quarter of fiscal 1998. Sales have increased dramatically to Europe where payment terms are extended to 90 days. The accounts payable increase reflects the additional production volumes related to magicolor 2.

The company expects accounts receivable to remain at a higher level than the October 3, 1997, balance because of anticipated sales for magicolor 2.


Liquidity and Capital Resources
-------------------------------

During the first two quarters of fiscal 1998, the Company's working capital and capital expenditure requirements came principally from operations. The Company's net working capital as of April 3, 1998, was $12.3 million, unchanged from October 3, 1997.

At April 3, 1998, the Company had borrowings of $2,493,000 under the revolving credit facility and cash on hand totaled $1,051,000. Total borrowing capacity under this credit facility is $30.0 million although availability at any given point in time is a function of eligible accounts receivable and inventory levels. At April 3, 1998, total availability was $13.0 million.

The Company's current and long-term lease liability has decreased from $1,886,000 at October 3, 1997, to $1,055,000 at April 3, 1998, due to the
expiration of capital leases and management's decision to fund new capital acquisitions from operational cash flow.

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


Sale-Leaseback Agreement
------------------------

At October 3, 1997, the Company was not in compliance with Fixed Charge Coverage and Net Worth covenants contained in the 1997 sale-leaseback transaction for the Mobile headquarters. On December 8, 1997, the Company obtained a one-year waiver of non-compliance from the lessor through October 5, 1998, in exchange for $1.3 million in prepaid rent and an amendment to a related warrant agreement. At the end of the waiver period, the Company may be out of compliance with one or more covenants contained in the lease agreement. Among the remedies available to the landlord is the acceleration of all rent for the initial lease term, cancellation of the lease, or all other remedies available at law. Management believes that prior to the issuance of year-end financial statements an additional extension of the waiver or a permanent revision of the covenant will be obtained through further negotiations.


Year 2000 Compliance
--------------------

The Company has developed and begun implementing plans to review its purchased and developed software for year 2000 compliance. Systems that require modification or replacement have been identified and a plan for resolving year 2000 issues has been established.



                           QMS, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION
---------------------------------------------------------------------

ITEM 1.  LEGAL PROCEEDINGS
---------------------------

The Company is a defendant in various litigation and claims in the normal course of business. Based on consultation with various counsel in these matters, management is of the opinion that the ultimate resolution of such litigation and claims will not materially affect the Company's financial position, results of operations, or cash flows.


ITEM 2.  CHANGES IN SECURITIES - None.
------------------------------


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES - None.
----------------------------------------


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------

The results of votes on matters submitted to a vote at the Company's Annual Meeting of Stockholders, held on January 20, 1998, is included in the Company's Quarterly Report on Form 10-Q for the quarter ended January 2, 1998.


ITEM 5.  OTHER INFORMATION - None.
--------------------------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a) Exhibits:

      Exhibit
      Number      Description
-----------------------------
-----------------------------------------

      27          Financial Data Schedule



(b)  Reports:  None.



                           QMS, INC. AND SUBSIDIARIES



                                   SIGNATURES
                                   ----------

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           QMS, INC.
                                           (Registrant)



Date:      May 11, 1998                    /s/ Edward E. Lucente
       ----------------------------        -----------------------
                                           Edward E. Lucente
                                           President and Chief Executive Officer







Date:      May 11, 1998                    /s/ Richard A. Wiggins
       ----------------------------        ------------------------
                                           Richard A. Wiggins
                                           Vice President and Chief
                                           Financial Officer
