Form 10-K/A
period 1997-10-03
QMS INC
filed 1998-06-29
CIK 710983

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                 _____________
                                  FORM 10-K/A
(Mark One)

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

                3.  Exhibits:


         Exhibit                                                           Page
         Number            Description                                     Number
      3(a)     Restated Certificate of Incorporation, as amended as
               of February 17, 19871/  and Certificate of Amendment
               thereto filed with the Secretary of State of Delaware
               as of January 31, 1991.2/

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

      4(b)     Rights Agreement dated November 30, 1988.3/

      10(a)(i) Cash or Deferred Retirement Plan, as amended and restated as of December 17, 1993. 4/*

      10(a)(ii)Trust Agreement dated November 1, 1993 relating to the Cash or Deferred Retirement Plan as amended by an Amendment to the Trust Agreement dated December
               28, 1993. 4/

      10(c)(i) Form of 1987 Stock Option Plan, as amended and restated as of December 13, 1990.2/*



      10(c)(ii)Form of First Amendment to the 1987 Stock Option
               Plan effective November 7, 1991.2/*

      10(d) Supplemental Executive Retirement Plan Agreements dated September 30 , 1991. 4/*

      10(e)(i) Worldwide Master Purchase Agreement 90-01 among
               Canon U.S.A., Inc., Canon Europa, N.V. and QMS, Inc.
               dated October 1, 1990.5/

      10(e)(ii)SX/TX/LX Worldwide Master Purchase Agreement
               90-02 among Canon U.S.A., Inc., Canon Europa,
               N.V. and QMS, Inc. dated October 1, 1990.5/

      10(e)(iii)LBP-20 Purchase Agreement 90-03-LBP-20 between
               Canon U.S.A., Inc. and QMS, Inc. dated October 1, 1990.5/

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

      10(l)(ii)Mortgage, Trust and Security Agreement dated
               June 30, 1993 between QMS, Inc. and First Alabama
               Bank of Mobile, as Trustee, for QMS, Inc. $10,000,000 aggregate principal amount of 6.15% Senior Secured
               Notes due June 15, 1998.7/

      10(l)(iii)Senior Secured Notes, each dated July 1, 1993, with CIG & CO. ($3,500,000) and ($3,500,000)
               and ZANDE & Co. ($3,000,000).7/

      10(l)(iv)Waiver Agreement dated November 23, 1993 waiving certain provisions of the 1993 Note Agreement. 4/

      10(l)(v) Waiver Agreement dated as of February 25, 1994 waiving certain provisions of the 1993 Note Agreement. 8/

      10(l)(vi)Waiver Agreement dated as of May 3, 1994 waiving certain provisions of the 1993 Note Agreement. 9/

      10(l)(vii)Waiver Agreement dated as of August 12, 1994 waiving certain provisions of the 1993 Note Agreement. 13/

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

      10(p)    Stock Option Plan for Directors. 12/*

      10(q)(i) Share Purchase Agreement dated October 12, 1995 between Jalak Investments B.V. and QMS, Inc. 14/

      10(q)(ii)Promissory Note dated October 16, 1995 in the original principal amount of U.S. $4,000,000 from QMS Europe
               B.V. and QMS Australia PTY Ltd. in favor of QMS, Inc. 14/

      10(q)(iii)Pledge and Security Agreement and Pledging of Shares, each dated October 16, 1995 by Jalak Investments, B.V.
               in favor of QMS, Inc. 14/

      10(q)(iv)Deed of Subordination and Pledge dated October 16,
               1995 by and among QMS, Inc., QMS Europe B.V.
               and Credit Lyonnais Bank Nederland N.V. 14/

      10(q)(v) Master Distributor Agreement dated October 16,
               1995 among the Registrant, QMS Europe, B.V.
               and QMS Australia PTY Ltd. 14/

      10(q)(vi)Trademark and Trade Name License Agreement dated October 16, 1995 between QMS Europe B.V.
               and QMS, Inc. 14/

      10(r) Loan and Security Agreement dated November 7, 1995 by and between QMS, Inc. and Foothill Capital
               Corporation. 15/

      10(r)(i) Stock Pledge Agreement dated November 7, 1995 by and between QMS, Inc. and Foothill Capital
               Corporation. 15/

      10(r)(ii)Term Note A dated November 7, 1995 in the original principal amount of $1,750,000 from QMS, Inc. in favor of Foothill Capital Corporation. 15/

      10(r)(iii)Term Note B dated November 7, 1995 in the original principal amount of $5,000,000 from QMS, Inc. in favor of Foothill Capital Corporation. 15/

      10(r)(iv)Trademark Security Agreement dated November 7,
               1995 made by QMS, Inc. in favor of Foothill Capital
               Corporation. 15/

      10(r)(v) QMS, Inc. Warrant to Purchase 100,000 shares of
               Common Stock, dated November 7, 1995. 15/

      10(r)(vi)General Security Agreement dated November 7,
               1995 by and between QMS Canada Inc. in
               favor of Foothill Capital Corporation. 15/

      10(r)(vii)General Continuing Guaranty dated November 7,
               1995 by QMS Canada Inc. in favor of Foothill Capital
               Corporation. 15/

      10(r)(viii)Security Agreement dated November 7, 1995 by and between Foothill Capital Corporation and QMS
               Canada Inc. 15/

      10(r)(ix)General Continuing Guaranty dated November 7,
               1995 by QMS Circuits, Inc. in favor of Foothill Capital
               Corporation. 15/

      10(r)(x) Security Agreement dated November 7, 1995 between Foothill Capital Corporation and QMS
               Circuits, Inc. 15/

      10(r)(xi)Amendment Number One dated December 4, 1995 to the Loan and Security Agreement dated November 7,
               1995. 17/

      10(r)(xii)Amendment Number Two dated February 7, 1996 to the Loan and Security Agreement dated November 7,
               1995. 17/

      10(r)(xiii)Amendment Number Three dated July 31, 1996 to the
               Loan and Security Agreement dated November 7, 1995. 17/

      10(r)(xiv)Waiver Agreement dated May 5, 1997, waiving certain provisions of the Loan and Security Agreement.. 19/

      10(r)(xv)Amendment Number Five dated June 3, 1997 to the
               Loan and Security Agreement. 20/

      10(s)(i) Asset Purchase Agreement dated September 30, 1995 between QMS Japan Kabushiki Kaisha ("QMS Japan KK") and QMS, Inc. 16/

      10(s)(ii)Assumption of Liabilities dated September 30,
               1995 by QMS Japan, KK. 16/

      10(s)(iii)Inventory Johto-Tampo Agreement dated September 30,
               1995 between QMS Japan, KK and QMS, Inc. 16/

      10(s)(iv)Master Distributor Agreement dated September 30,
               1995 between QMS Japan, KK and QMS, Inc. 16/

      10(s)(v) Promissory Note dated September 30, 1995 in the original principal amount of U.S. $3,000,000 from Yoji Kawai in favor of QMS Japan, KK. 16/

      10(s)(vi)Promissory Note dated September 30, 1995 in the original principal amount of U.S. $500,000 from Yoji Kawai in favor of QMS Japan, KK. 16/

      10(s)(vii)Trademark and Trade Name License Agreement dated December 7, 1995 between QMS Japan, KK and QMS, Inc. 16/

      10(s)(viii)Assumption Agreement dated December 7, 1995 between QMS Japan, KK and QMS, Inc. 16/

      10(t)    Sale-Leaseback Agreement between QMS, Inc.
               and Ink (AL) QRS 12-21, Inc. dated February 18,
               1997. 21/

      10(t)(i) Waiver agreement between Ink (AL) QRS 12-21,
               Inc. and QMS, Inc. dated December 8, 1997.

      10(t)(ii)Amendment to Warrant dated December 8, 1997 to the Sale-Leaseback Agreement.

      10(u)    Agreement dated July 7, 1997, between QMS, Inc.
               and James L. Busby. 22/

      10(v)    Agreement dated August 7, 1997, between QMS, Inc.
               and Donald L. Parker

      10(w)    QMS, Inc. - Genicom Corporation Strategic Partner
               Agreement. (Portions of the exhibit have been omitted based upon a request for confidential treatment.)

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

19/  Incorporated herein by reference to exhibit of same number in Registrant's quarterly report on Form 10-Q for the fiscal quarter ended March 28, 1997 (Commission File No. 1-9348).

20/  Incorporated herein by reference to exhibit of same number in Registrant's quarterly report on Form 10-Q for the fiscal quarter ended June 27, 1997 (Commission File No. 1-9348).

21/  Incorporated herein by reference to exhibits in Registrant's Form 8-K filed on February 18, 1997 (Commission File No. 1-9348).

22/  Incorporated herein by reference to exhibits in Registrant's Form 8-K filed on July 7, 1997 (Commission File No. 1-9348).


(b) Reports on Forms 8-K: The following reports were filed on Forms 8-K during fiscal 1997.

     . Form 8-K dated February 18, 1997, reporting the disposition of assets in a sale-leaseback transaction.
     . Form 8-K dated July 7, 1997, reporting an executive management transition agreement.


Exhibit 10(w)
                The marking "REDACT" is used to designate where
              portions of the exhibit have been omitted based upon
              a request for confidential treatment.  These omitted
            portions have been separately filed with the Securities
                            and Exchange Commission.

                        QMS, INC. - GENICOM CORPORATION
                          STRATEGIC PARTNER AGREEMENT

     This Agreement is made as of this  7th   day of October, 1997, by and
between QMS, Inc., a Delaware corporation having its principal place of business at One Magnum Pass, Mobile, Alabama 36618 (hereinafter "QMS") and Genicom Corporation, a Delaware corporation, having its principal place of business at 14800 Conference Center Drive, Suite 400, Chantilly, Virginia 20151 (hereinafter "Purchaser").

1. Sale and Purchase of Products.   QMS agrees to sell and Purchaser agrees to
  purchase the products indicated in Exhibit A, which are incorporated by reference herein, (the "Products") during the term of this Agreement, for
  purposes of resell to Digital Equipment Corporation's customer base.   The
  specifications for the products are attached at Exhibit B. Purchaser's execution of this Agreement shall constitute its acceptance of these specifications.

2.Term of Agreement. Unless otherwise terminated as provided herein, this Agreement shall be for an initial period of fifteen months commencing on the date specified above, and shall be automatically renewed for successive one
  (1) year periods unless either party gives the other written notice of its intent to terminate the Agreement within sixty (60) days prior to the end of each annual term.

3.   Quantity and Price.

     a) During the term of this Agreement, Purchaser intends to purchase and take delivery of a minimum of $REDACT Dollars of print systems. QMS shall sell the Products to Purchaser at the prices stated in Exhibit A.

     b) Purchaser acknowledges that the pricing as indicated in Exhibit A is based upon Purchaser's commitment to purchase and take delivery of the Minimum Dollars indicated in subparagraph (a) above, and that pricing shall be adjusted on a quarterly basis if Purchaser does not meet the commitment specified in Paragraph 3(c).

     c) Minimum commitment levels over the contract period are as follows and are subject to price changes pursuant to subparagraphs 3(a) and (b):

     0-90 days from product completion date    REDACT%      $ REDACT
     91-180 days                               REDACT%      $ REDACT
     181-270 days                              REDACT%      $ REDACT
     271-365 days                              REDACT%      $ REDACT
     366-456 days                              REDACT%      $ REDACT

     d) All spares, options, accessories and consumables must be purchased from QMS.

4.   Purchase Orders.

     (a) At periodic intervals during the term of this Agreement, Purchaser shall submit to QMS written purchase orders (hereinafter "Purchase Order") for the Products, specifying the quantity of Products ordered at least ninety (90) days in advance of requested delivery date. All Purchase Orders submitted by Purchaser are subject to acceptance by QMS and are non-cancelable. Delivery dates may only be rescheduled as follows:

            (i) within sixty (60) to ninety (90) days prior to delivery date, delivery of up to thirty percent (30%) of the value of the purchase order may be deferred for a maximum of sixty (60) days.

            (ii)within thirty-one (31) to sixty (60) days prior to the requested delivery date, delivery of up to fifteen percent (15%) of the value of the purchase order may be deferred for a maximum of thirty (30) days.

            (iii)within thirty (30) days prior to the requested delivery date no deferrals of the delivery date may be made.

     (b) Purchaser shall be required to issue an initial non-cancelable Purchase Order to QMS within 15 days of execution of this Agreement.

     (c) Purchaser shall be extended credit limits not to exceed REDACT dollars ($REDACT), subject to payment terms specified in Paragraph 8(a). Should Purchaser exceed the REDACT dollar ($REDACT) credit limit, payment will be required to reduce the balance below such limit prior to any additional purchases being shipped.

     (d) QMS shall fax, within fifteen (15) business days, acknowledgment of receipt of order confirming scheduled delivery dates.

5.   Forecasts.   Upon execution of this Agreement, Purchaser shall submit to
     QMS a forecast of its Product requirements over the term of this Agreement. Purchaser shall thereafter, on or before the tenth of each month, update its forecast for all products outside of the non-cancelable orders for planning purposes. The referenced monthly forecast should reflect the ensuing sixty (60) days and are for planning purposes only.

6.   Delivery, Incoming Inspection, Quality Control and Certification.

     (a) All shipments pursuant to this Agreement shall be made F.O.B. QMS' facility in Mobile, Alabama U.S.A. or F.O.B. QMS Europe B.V.' s facility in the Netherlands. All costs for freight shall be borne by Purchaser. QMS shall upon request by Purchaser, drop ship to Purchaser's customers at an additional cost of one percent (1%) of the Purchase Order as an administrative service cost with a minimum of thirty dollars ($30.00) per shipment and a maximum of two hundred fifty dollars ($250.00) per drop shipment location.

     (b) Title to the Product and risk of loss shall pass to Purchaser upon delivery of the Product to the common carrier.

     (c) All articles ordered hereunder will be subject to inspection and approval by Purchaser after delivery, notwithstanding payment for said articles has been made. It is expressly agreed that payment shall not constitute acceptance. Purchaser may reject and return any article which contains defective material or workmanship, or otherwise does not conform to this Agreement. Rejected articles (except for Epidemic Failures) shall be returned at Purchaser's risk and expense for correction or replacement pursuant to QMS' Returned Merchandise Authorization ("RMA") guidelines. Contingent upon Purchaser's compliance with QMS' RMA instructions, QMS shall assume the expense for replacement, corrections and the costs of Purchaser's freight costs for shipments to and from QMS of the defective articles to Purchaser. Purchaser shall complete inspection tests within thirty
          (30) days of actual receipt or prior to delivery to Purchaser's customer, whichever occurs first. These remedies are not exclusive of any other remedies provided by law or in equity to Purchaser. All authorized returns shall follow QMS' RMA guidelines and procedures.

     (d) All work performed under this Agreement shall be done in accordance with good engineering and workmanship practices, utilizing materials, techniques and procedures conforming to industry standards of quality, safety, and performance.

     (e) If there exists a symptom due to a specific defect in workmanship or materials of the same cause and in the same part, repetitively occurring during the warranty period in more than 5% of a shipment lot of Products, such symptom shall be deemed an "Epidemic Failure". Purchaser shall advise QMS in writing if Purchaser believes an Epidemic Failure condition exists and shall provide evidence satisfactory to QMS. If both parties agree than an Epidemic Failure condition exists, QMS shall provide the remedies set forth herein and QMS shall reimburse Purchaser for reasonable costs, to include labor and freight to correct such failure.

7. Nonrecurring Engineering Fees. Nonrecurring engineering fees ("NRE") required to complete the QMS(R) 2060, 4060 and Monet Print Systems shall be $REDACT, payable pursuant to paragraph 8(c) of this Agreement. Included in the NRE fees is $REDACT for DCPS compatibility as outlined in the specifications (Exhibit B). The specifications do not include a DCPS compatibility test suite. Purchaser may be responsible for additional NRE fees associated with DCPS. QMS will provide a quote of additional NRE fees, if required, once the DCPS compatibility test suite is provided.

     If Purchaser meets delivery and payment of $REDACT in print systems within the initial period of the Agreement, QMS will refund $REDACT of the NRE fees.

8.Payment.

     (a) Purchaser shall pay QMS for all Products shipped pursuant to this Agreement within thirty (30) days of the date of invoice/shipment.

     (b) All prices contained herein are exclusive of all duties, federal, state and local excise, sales, use, and similar taxes. Such taxes and fees, when applicable, will appear as separate additional items on invoices and are the responsibility of Purchaser.

     (c)  Purchaser shall pay QMS a basic one-time, fully paid non-recurring
          engineering fee ("NRE") of $REDACT.   Payment shall be as follows:

               $REDACT upon execution of this Agreement
               $REDACT upon delivery of first Product
               $REDACT upon completion of second product

9.Service. QMS shall not be required (unless subcontracted to QMS) to install or place in service any Product, nor service or keep in good working order any Product. Purchaser shall be responsible for installation and service for Product purchased hereunder through the self-paced courses provided by QMS, or by QMS training personnel at published pricing, provided, however, that QMS shall train one trainer designated by Purchaser at no cost for training on all three printers. Purchaser shall be responsible for such trainer's travel expenses incurred during the training. All expenses incurred by QMS for all other training purposes shall be borne by Purchaser. It is agreed that each party will not solicit employees from their respective companies, and each party will not attempt to obtain business accounts from the other party.

     QMS shall issue field service bulletins which will suggest desirable adjustments or possible improvements to units purchased hereunder and describe changes, if any, in manufacturing should they change in form, fit or functionality. Such field service bulletins shall further, when applicable, include engineering documentation affecting maintenance of devices purchased by the Purchaser, interchangeability of parts therein, spare parts therefor, and functional and performance specifications thereof, for the purpose of review of such material. Such field service bulletins will also contain corrections and revisions to the user's manual and service manual, when necessary and applicable.

     Mail bulletins to:

     GENICOM CORPORATION
     RICHARD MARKS
     950 CLOPPER RD #110
     GAITHERSBURG, MD 20878

     QMS also agrees to make available kits and services to modify or upgrade units previously purchased hereunder to a higher level, as well as to implement possible improvements, modifications, or changes described in field service bulletins or otherwise announced by QMS. In the event any such change is made mandatory on units produced by QMS within one year after its announcement or availability on newly-manufactured units or is necessary to correct a design deficiency, such change will be provided on Purchaser's request at Seller's expense. In computing the cost of implementing any such manual revisions which are included in said charge, in addition to the cost of parts and/or labor, shall be spread equally over all such changes made, and units sold with such change thereon, for one full year from the date Buyer requests such changes. It shall be solely at Seller's option to implement the aforementioned modifications or upgrades.

10.Spare Parts. QMS shall sell to Purchaser any and all Spare Parts desired or required by Purchaser to maintain the Product in such reasonable quantities as Purchaser shall from time to time request during the term of this Agreement and for a period ending five (5) years following termination of this Agreement or the product's end of life date. During the term of this Agreement, the purchase price for Spare Parts shall be the pricing terms set forth in Exhibit A, subject to the provisions of subparagraph 3(c).
  Purchaser shall buy spare parts in compliance with the QMS recommended spare parts list.

11. QMS Software and Documentation.

     a)QMS grants Purchaser non-exclusive license transferable only to Purchaser's wholly-owned subsidiaries to use QMS software and Product documentation for the Products Purchaser acquires under this Agreement, solely to support Purchaser's efforts to sell the Products. Except as expressly permitted herein, Purchaser agrees not to (i) sell, rent, loan, disclose or otherwise make available QMS software, or any portion thereof to any other party, (ii) use QMS software for any other purpose; or (iii) make any copies of QMS software. Purchaser agrees not to duplicate the documentation except to support the sale of the Products. QMS shall make available Product user manuals in diskette format at no cost to Purchaser. Purchaser may modify, customize and duplicate Product user manuals.

     b) Purchaser shall bear the expense of localizing the text or content of the software and documentation for any language other than English.


GENICOM QMS AMENDMENT

     c) QMS acknowledges Purchaser's exclusive right to own all information, including technical data, designs, know-how, drawings and software modifications and/or enhancements related to the QMS software and product documentation developed at the request of Purchaser under this Agreement in connection with the Products sold hereunder. QMS will have no ownership interests or other rights in this software.

12. Digital Labeling of Printer Only Products, Consumables, Accessories and Spare Parts.

     a) Printer Only Products. QMS shall provide master documents and informational material to Purchaser relating to the Products. Purchaser shall be responsible for providing final, proof-ready
          documentation for QMS to reproduce.    QMS is responsible for all
          documentation and labeling cost for printers (as outlined in the product specification). Any additional documentation or materials that are to be included in the shipset shall be furnished by Purchaser at Purchaser's expense.

  Consumables, Accessories and Spare Parts. Purchaser shall be responsible for customization of all consumables, accessories and spare parts related to print systems included in this contract.

13. Technical Support. QMS shall provide Purchaser the level of technical support specified at Exhibit C.

14. Part Numbers. QMS shall provide only the printers with DEC-specific part numbers.

15. Maintenance Releases and Software Updates. QMS shall provide maintenance release and software updates which are normally provided at no cost to customers if no customization is required. Purchaser shall, however, pay QMS for NRE costs associated with any customized release or update ordered by it at a mutually agreed upon amount.

16. Warranty. QMS' warranty of the Product is that on a three (3) month rolling average from installation shall not be less than ninety-eight percent (98%) defect free. The warranty on the Product is return to factory as specified by QMS. Product properly returned to QMS during the warranty period will be repaired, or at QMS' option, replaced at no cost to
     Purchaser.    The Product warranty does not extend to altered units of the
     Product, or to units of the Product which fail or are damaged after delivery thereof to the Purchaser or its customer due to shipment, handling, storage, operation, use, or maintenance in a manner or environment not conforming to any published instructions or specifications of QMS. THE WARRANTY SET FORTH HEREIN AND THE OBLIGATIONS AND LIABILITIES HEREUNDER ARE IN LIEU OF, AND PURCHASER HEREBY WAIVES, ALL IMPLIED GUARANTEES AND WARRANTIES, INCLUDING, WITHOUT LIMITATION, ANY WARRANTY OF MERCHANTABILITY OR FITNESS FOR ANY PARTICULAR PURPOSE. Prior to returning any Product, Purchaser will obtain RMA numbers from QMS and reference the serial number of the unit involved for all warranty claims including sub-
     assemblies, if appropriate.     Purchaser is responsible for the cost of
     shipping returned Products to QMS. Purchaser is responsible for the costs of shipping returned products to QMS until acceptance by QMS of Purchaser's compliance with QMS' RMA guidelines. Once such returned products are accepted by QMS, QMS will credit Purchaser for its shipping costs to QMS. Spares for warranty purposes for the QMS(R) 4060 is sixty (60) days and for the QMS 2060 and magicolor (R) II is sixty (60) days. QMS shall also provide a one (1) year warranty for spares at one percent (1%) of the sales price paid by Purchaser to Seller.

17. New Models. In the event QMS, at any time during the term of this Agreement, shall develop a new model of the Products being purchased hereunder which could compliment or expand the marketability or utility of the type of units being purchased hereunder, or which could render the units being purchased hereunder obsolete or have a material adverse affect on their acceptance in the marketplace, Purchaser may, at its option, require QMS to deliver such new units instead of, or in combination with, the units being purchased hereunder, however, only under the terms and conditions of this Agreement, except as modified herein below:

     (a) Base prices for the new units shall be established by QMS, which shall be deemed a supplement to Exhibit A and which shall be determined in accordance with the most favored customer status afforded Purchaser under substantially similar terms and conditions.

     (b) Base prices for said new units will be subject to the quantity discount schedule applicable for the present units being purchased pursuant to Exhibit A with full credit being given thereon for quantities of any and all units of any type previously and/or hereafter purchased under this Agreement.

18.  Termination.

     (a) This Agreement may be terminated: (i) immediately if, after written notice alleging with specificity a breach of the Agreement has occurred and the breach is not corrected within thirty (30) day, or;
          (ii) Immediately by either party, without prior notice to the other party, in the event any bankruptcy, reorganization or insolvency proceeding governed by any state or federal law is initiated against the other party and not dismissed within thirty (30) days.

     (b) The termination of this Agreement shall not release the Purchaser from the obligation to pay all sums which may be owing to QMS whether then or thereafter due, or operate to discharge any liability which has been incurred by Purchaser or by QMS prior to any such termination.

     (c) NEITHER PARTY SHALL BE LIABLE TO THE OTHER PARTY OR TO ANY THIRD PARTY FOR ANY SPECIAL, INCIDENTAL OR CONSEQUENTIAL DAMAGES OF ANY KIND ARISING OUT OF THE TERMINATION OF THIS AGREEMENT OR OTHERWISE.

19.  Confidentiality.    Purchaser shall not disclose and shall use it best
     efforts to prohibit the disclosure to any third party, other than its attorneys, accountants and advisors on a confidential basis, of any confidential or proprietary information of QMS unless disclosure is expressly agreed to in writing by QMS. This obligation shall survive termination of this Agreement for a period of three (3) years.

20. Trademarks. Purchaser shall not have or acquire any right, title or interest in the trademarks, trade names or service marks that are now owned or hereafter acquired by QMS, either used alone or in conjunction with other words or names, or in the goodwill thereof, and Purchaser shall not use any such mark or name without the express written consent of QMS. Upon termination or expiration of this Agreement, Purchaser shall immediately return to QMS all advertising literature containing QMS' trademarks, trade names or service marks.

21.  Indemnification.   QMS agrees, at its expense, to defend and indemnify
     Purchaser in any suit, claim or proceeding brought against Purchaser alleging that any Products sold pursuant to this Agreement directly infringe any United States or foreign patent, provided QMS is promptly notified by Purchaser in writing of any such suit, claim or proceeding. QMS agrees to pay any damages and costs awarded against Purchaser by court of competent jurisdiction or by an arbitrator if the arbitration is conducted in accordance with the rules of the American Arbitration Association. In the event any Product or part there of is held to constitute infringement and its use enjoined, QMS shall at its own expense either procure for Purchaser or subsequent purchaser the right to continue using said Product, or part, or modify it so that it becomes non-infringing, or refund the purchase price.

22. Relationship Between Parties. The relationship between QMS and Purchaser is that of independent contractors. This Agreement does not establish a joint venture, agency or partnership between the parties, nor does it create an employee-employer relationship.

23. Force Majeure. QMS shall not be liable for its failure to perform, including any delays in performing, any of its obligations herein when such failure or delay results from Purchaser's inability, failure or delay in performance, nor shall QMS be liable for any delays or failures to perform caused by an act of God; war; riot; fire; explosion; accident; flood; sabotage; inability to obtain fuel or power; governmental laws, regulations or orders; inability of QMS' subcontractors to perform; labor troubles such as strikes, lockouts or injunctions (whether or not such labor event is beyond the reasonable control of QMS). Agreed-upon delivery schedules shall be considered extended by a period of time proportional to the time lost because of any delay excusable under this Paragraph, except that QMS shall use its best efforts to minimize such delays.

24.  American Arbitration Association.   Any controversy or claim arising out of
     or related to this Agreement, or the breach thereof, shall be settled by arbitration in accordance with the rules of the American Arbitration Association. Arbitration proceedings shall take place in Charlotte, North Carolina.

25. Controlling Law. This Agreement shall be governed and construed in accordance with the laws of the State of North Carolina.

26. Entire Agreement. Upon its execution, this Agreement and the accompanying Exhibits set forth the entire agreement and understanding of the parties as to the subject matter hereof. The provisions of this Agreement shall apply to all purchase orders placed by Purchaser, notwithstanding the presence of different or additional provisions on the purchase order form, or any form, submitted by Purchaser.

27. Assignment. Purchaser shall not assign this Agreement or any right granted hereunder to any individual or entity other than any of its wholly owned subsidiaries without the prior written consent of QMS, such consent not to be unreasonably withheld.

28. Notices. All notices required or given in connection with this Agreement shall be in writing and shall be delivered by hand or by certified mail, return receipt requested, to the other party as follows:

     Genicom Corporation:               QMS, Inc.:

     GENICOM LEGAL DEPT.                QMS, Inc.
     14800 CONFERENCE CENTER DR.        ATTN:  Vice President, U.S. Sales
     SUITE 400                          One Magnum Pass
     CHANTILLY, VA  20151               Mobile, Alabama  36618

                                    *  COPY TO:   QMS, Inc. Legal Dept.

29. Export Controls. Purchaser acknowledges that the laws and regulations of the United States restrict the export and re-export of commodities and technical data of United States origin, including the Products, software and documentation. Purchaser agrees that it will not export or re-export any of the Products, software or documentation, or any portion thereof, in any form without the appropriate United States and foreign government licenses. Purchaser agrees that its obligations pursuant to this Article shall survive and continue after any termination or expiration of rights under this Agreement.

     IN WITNESS WHEREOF, the parties have executed this Agreement in duplicate as of the date and year first above written.

GENICOM CORPORATION                     QMS, INC.



Signature                               Signature

ARTHUR D. GALLO                         CHARLES D. DALEY
Name (print)                            Name (print)

VP & GM, DOCUMENT SOLUTIONS COMPANY     CHIEF OPERATING OFFICER
Title (print)                           Title (print)

10/7/97                                 10/3/97
Date                                    Date



                                EXHIBITS A and B

     EXHIBITS A and B include the proprietary prices and specifications of the product being developed by QMS, Inc. for Genicom Corporation. This confidential portion (43 pages) has been omitted and filed separately with the Securities and Exchange Commission.



                                   EXHIBIT C
                               TECHNICAL SUPPORT

1. General
  Purchaser agrees to provide first and second level support to end users of the products defined in this agreement. First level support, termed Tier I, is defined as Purchaser customer interface with support representative trained in the products operating characteristics regarding features, functionality, and set up, etc. Second level support, termed Tier II, is defined as representatives trained at a senior technical trouble shooting level. In order to assist Purchaser in its support activities, QMS will provide its standard product training and technical training classes to Purchaser's designated trainer, along with electronic copies of manuals and text books so that the trainer will be able to train their service and support staff.

  Beyond this training and associated documentation, should Purchaser require specialized knowledge not in its possession, or are otherwise in need of assistance, and provided Purchaser has first exhausted Tier I and II capabilities to resolve any questions or difficulties regarding the products, QMS will provide reasonable field support in the form of telephone consultation during its normal business hours, Monday through Friday.

  QMS agrees to provide this support free of charge for a period beginning with the first customer shipment and ending five (5) years after Purchaser accepts final shipment of the product from QMS.

2. Problem Solving
  Problems related to installation, configuration, or operation of the products noted by either Purchaser or its customers that can not be adequately resolved with Purchaser' Tier II support personnel will be documented by completing the attached reporting form and distributing the information to QMS using the primary contact and the procedures defined herein. With each such report, the following information will be provided:
     (a) Purchaser Problem Tracking Number
     (b) Problem Classification (see paragraph 3 below)
     (c) Problem Description
     (d) Product Model
     (e) Software Version Number
     (f) failing units Start Up and Advanced Status pages
     (g) Any other test data, sample files, or print samples that may be relevant

  It shall be QMS' responsibility to log this information into a common database. QMS will acknowledge receipt of the information package back to Purchaser within three (3) working days (based on QMS' normal business schedule at its Mobile, AL headquarters), and will communicate the target
  resolution date within ten (10) working days from acknowledgment.   Problem
  reports shall remain active in the database until Purchaser returns confirmation that a proposed problem resolution has been verified.

  The hardware and software support contacts at QMS are as follows:
       1) Ray Burke
          QMS, Inc.
          One Magnum Pass
          Mobile, AL  36689
          Phone:(334) 633-4300, Extension 1489
          FAX:  (334) 639-9261
          Email:    rburke@rd.qms.com

       2) Hugh Barlow
          QMS, Inc.
          One Magnum Pass
          Mobile, AL  36689
          Phone:(334) 633-4300, Extension 1571
          FAX:  (334) 639-9261
          Email:    hbarlow@rd.qms.com

  The customer escalation support contact at QMS is:
       1) Ron Smith
          QMS, Inc.
          One Magnum Pass
          Mobile, AL  36689
          Phone:(334) 633-4300, Extension 1726
          FAX:  (334) 639-9261
          Email:    ron@rd.qms.com

3. Problem Classifications
  QMS acknowledges the importance of timely responses to problems reported by Purchaser. To facilitate the appropriate response times for varying levels of severity, Purchaser shall stipulate the severity level it has associated with each problem, using the following guidelines.

     Severity Level 1:  Show Stopper.  The product or its control software seriously impacts the production capability for which the product is intended in an install base of at least 25 printers, no viable work around is available, and the Purchaser has provided a test case that duplicates the problem. Regardless of install base, problems related to product safety or regulatory compliance are included in this category.

     Severity Level 2:   Critical. The product or its control software seriously
                 impacts the production capability for which the product is intended, no viable work around is available, and the Purchaser has provided a test case that duplicates the problem.

     Severity Level 3:  Major. The product or its control software impacts the production capability for which the product is intended, a work around is available, and the Purchaser has provided a test case that duplicates the problem.

      Severity Level 4:  Minor. The product or its control software does not impact the production capability for which the product is intended, a work around is available, and the Purchaser has provided a test case that duplicates the problem.


4. Problem Response Times
  QMS shall use its best commercial efforts to provide Purchaser with a problem resolution within the guidelines defined below:

     Severity Level 1:   Best commercial efforts, including retention of third-
                  party assistance, if necessary, will be required without interruptions to provide a satisfactory solution within forty five (45) working days, or in the event that a lower severity level problem is escalated to show stopper status, 45 working days from the point of escalation.

     Severity Level 2:   Best commercial effort will be applied to provide a
                  satisfactory solution within ninety (90) working days, or in the event that a lower severity level problem is escalated to critical status, 90 working days from the point of escalation.

     Severity Level 3:   Best commercial effort will be applied to provide a
                  satisfactory solution within the Purchasers maintenance release, provided the report is logged at least 90 days prior to the scheduled release date.

     Severity Level 4:   Best commercial efforts will be applied to incorporate
                  a solution into the product at some future release date.

5. Problem Resolutions
  For proposed changes that require a hardware modification, QMS and Purchaser will exercise "good faith" agreement in the resolution of all problems. Problem resolutions shall be delivered to Purchaser in accordance with the QMS Change Control Procedures.



                   ADDENDUM TO QMS, INC.-GENICOM CORPORATION
                          STRATEGIC PARTNER AGREEMENT


     This Addendum is made as of this 10th day of October, 1997, by and between QMS, Inc., a Delaware corporation having its principal place of business at One Magnum Pass, Mobile, Alabama 36618 and Genicom Corporation, a Delaware corporation, having its principal place of business at 14800 Conference Center Drive, Suite 400, Chantilly, Virginia 20151, to the Strategic Partner Agreement (the "Agreement") executed by the parties as of the 7th day of October, 1997.

     In consideration of good and valuable consideration, the sufficiency of which is hereby acknowledged, the parties agree to amend the Agreement pursuant to this Addendum as follows:

     Exhibit A (Relating to the QMS 2060 Print System) is amended to reflect new pricing for the two products listed below, as follows:

     PART NUMBER              DESCRIPTION                   GENICOM
                                                            PRICE
     5250142-100              2060BX, 110 Volt              $REDACT

     5250142-200              2060BX, 220 Volt              $REDACT

     The remaining provisions of the Agreement remain in full force and effect.

     IN WITNESS WHEREOF, the parties have executed this Addendum in duplicate as of the date and year first above written.

GENICOM CORPORATION                          QMS, INC.

By:  _________________________               By:  ________________________
     Arthur D. Gallo                              Charles D. Daley
     Vice President & General Manager,            Chief Operating Officer
     Document Solutions Company