Form 10-Q
period 1998-07-03
QMS INC
filed 1998-08-17
CIK 710983

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
 (Mark One)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                            July 3, 1998

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

         APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of the issuer's common stock, as of the latest practicable date 10,697,065 at July 31, 1998.


                           QMS, INC. AND SUBSIDIARIES

                                     INDEX
PART I - FINANCIAL INFORMATION                                                                PAGE NUMBER
  Item 1.  Financial Statements
     Condensed Consolidated Balance Sheets
       (unaudited) as of July 3, 1998, and
       October 3, 1997                                                                            3 - 4
     Condensed Consolidated Statements of Operations
       (unaudited) for the three and nine months ended
       July 3, 1998, and June 27, 1997                                                              5
     Condensed Consolidated Statements of Cash Flows
       (unaudited) for the nine months ended
       July 3, 1998, and June 27, 1997                                                              6
     Notes to Condensed Consolidated Financial Statements
       (unaudited)                                                                                7 - 8

  Item 2.  Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                                       9 - 12

PART II - OTHER INFORMATION                                                                         13
  Item 1.         Legal Proceedings
  Item 2.         Changes in Securities
  Item 3.         Defaults upon Senior Securities
  Item 4.         Submission of Matters to a Vote of Security Holders
  Item 5.         Other Information
  Item 6.         (a)   Exhibits
                  (b)   Reports on Form 8-K

SIGNATURES                                                                                           14


                           QMS, INC. AND SUBSIDIARIES
                        PART I -  FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    as of July 3, 1998, and October 3, 1997
                                  (Unaudited)
                                                                                         July 3,          October 3,
in thousands                                                                             1998                1997
----------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
    Cash and Cash Equivalents                                                      $       1,416         $         612
    Trade Receivables (less allowance for doubtful
      accounts of $615 at July 3, 1998, and $529
      at October 3, 1997)                                                                 22,342                17,535
    Note Receivable                                                                          722                   443
    Inventories:
         Raw Materials                                                                     5,478                 5,614
         Work in Process                                                                   1,739                 1,237
         Finished Goods                                                                   15,363                18,251
         Inventory Reserves (see Note 3)                                                  (3,452)               (6,978)
                                                                                   -------------         -------------
             Total Inventories, Net                                                       19,128                18,124
    Other Current Assets                                                                   3,441                 2,257
                                                                                   -------------         -------------
         Total Current Assets                                                             47,049                38,971
                                                                                   -------------         -------------
PROPERTY, PLANT, AND EQUIPMENT                                                            36,035                38,290
    Less Accumulated Depreciation                                                         30,969                32,933
                                                                                   -------------         -------------
         Total Property, Plant, and Equipment, Net                                         5,066                 5,357
CAPITALIZED AND DEFERRED SOFTWARE                                                          7,940                 8,897
NOTES RECEIVABLE, NET                                                                      2,933                 3,433
PREPAID RENT (Note 4)                                                                        306                     0
OTHER ASSETS, NET                                                                            945                 1,931
                                                                                   -------------         -------------
    TOTAL ASSETS                                                                   $      64,239         $      58,589
                                                                                   =============         =============
See Notes to Condensed Consolidated Financial Statements



                           QMS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    as of July 3, 1998, and October 3, 1997
                                  (Unaudited)
                                                                                         July 3,          October 3,
in thousands                                                                             1998                1997
----------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts Payable                                                               $      10,694         $       6,562
    Revolving Credit Loan and Short-Term Debt                                              2,571                   447
    Current maturities of capital lease obligations                                          573                   988
    Other Current Liabilities:
         Employment Costs                                                                  4,065                 3,931
         Deferred Service Revenue                                                          8,491                 9,536
         Restructuring Reserves                                                              514                 1,747
         Accrued Management Transition Expenses                                              931                   621
         Other                                                                             3,807                 2,852
                                                                                   -------------         -------------
             Total Other Current Liabilities                                              17,808                18,687
                                                                                   -------------         -------------
                Total Current Liabilities                                                 31,646                26,684
                                                                                   -------------         -------------
CAPITAL LEASE OBLIGATIONS                                                                    438                   898
OTHER LIABILITIES:
    Deferred Service Revenue                                                                 882                 1,033
    Deferred Compensation                                                                  2,806                 2,969
    Accrued Management Transition Expenses                                                   427                   472
    Other Liabilities                                                                      2,436                 2,209
                                                                                   -------------         -------------
         Total Other Liabilities                                                           6,551                 6,683
                                                                                   -------------         -------------
STOCKHOLDERS' EQUITY                                                                      25,604                24,324
                                                                                   -------------         -------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $      64,239         $      58,589
                                                                                   =============         =============

See Notes to Condensed Consolidated Financial Statements



                           QMS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
      For the Three and Nine Months Ended July 3, 1998, and June 27, 1997
                                   (Unaudited)
                                                            Three Months Ended                    Nine Months Ended
------------------------------------------------------------------------------------------------------------------------
                                                             July 3,          June 27,         July 3,          June 27,
in thousands, except per share amounts                         1998             1997            1998              1997
------------------------------------------------------------------------------------------------------------------------

NET SALES
    Printers and Supplies                                 $    26,421      $    23,968        $    71,131   $    69,570
    U.S. Service                                                8,942            8,415             27,430        25,168
                                                          -----------      -----------        -----------   -----------
         Total Net Sales                                       35,363           32,383             98,561        94,738
                                                          -----------      -----------        -----------   -----------
COST OF GOODS SOLD
    Printers and Supplies                                      19,047           18,930             51,574        53,520
    U.S. Service                                                5,665            5,591             17,161        16,307
                                                          -----------      -----------        -----------   -----------
         Total Cost of Goods Sold                              24,712           24,521             68,735        69,827
                                                          -----------      -----------        -----------   -----------
GROSS PROFIT
    Printers and Supplies                                       7,374            5,038             19,557        16,050
    U.S. Service                                                3,277            2,824             10,269         8,861
                                                          -----------      -----------        -----------   -----------
         Total Gross Profit                                    10,651            7,862             29,826        24,911
                                                          -----------      -----------        -----------   -----------
OPERATING EXPENSES
    Selling, General and Administrative
         Expenses                                              10,068           11,042             28,425        31,731
    Management Transition Expense                                   0            2,168                  0         2,168
                                                          -----------      -----------        -----------   -----------
         Total Operating Expenses                              10,068           13,210             28,425        33,899
                                                          -----------      -----------        -----------   -----------
OPERATING INCOME (LOSS)                                           583           (5,348)             1,401        (8,988)
                                                          -----------      -----------        -----------   -----------
OTHER INCOME (EXPENSE)
    Interest Income                                               113               85                302           273
    Interest Expense                                             (167)             (72)              (360)         (620)
    Miscellaneous Income (Expense)                                (92)            (117)                27          (441)
                                                          -----------      -----------        -----------   -----------
         Total Other Expense, Net                                (146)            (104)               (31)         (788)
                                                          -----------      -----------        -----------   -----------
INCOME (LOSS) BEFORE INCOME TAXES                                 437           (5,452)             1,370        (9,776)
INCOME TAX PROVISION                                               16                0                 70             0
                                                          -----------      -----------        -----------   -----------
NET INCOME (LOSS)                                         $       421      $    (5,452)       $     1,300   $    (9,776)
                                                          ===========      ===========        ===========   ===========
EARNINGS (LOSS) PER
     COMMON SHARE (Note 2)
    Basic and Diluted                                     $      0.04      $     (0.51)       $      0.12   $     (0.91)

SHARES USED IN PER SHARE
     COMPUTATION (Note 2)
    Basic                                                      10,697           10,697             10,697        10,697
    Diluted                                                    11,040           10,697             10,871        10,697

See Notes to Condensed Consolidated Financial Statements


                           QMS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the Nine Months Ended July 3, 1998, and June 27, 1997
                                   (Unaudited)
                                                                                        July 3,            June 27,
in thousands                                                                             1998                1997
-----------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
   Net Income (Loss)                                                               $       1,300         $      (9,776)
   Adjustments to Reconcile Net Income (Loss) to Net Cash
       Provided by Operating Activities:
          Depreciation of Property, Plant and Equipment                                    1,633                 3,577
          Amortization of Capitalized and Deferred Software                                5,977                 4,898
          Provision for Losses on Inventory                                                2,390                 2,974
          Other                                                                             (233)                    0
   Net Change in Assets and Liabilities that Provided (Used) Cash:
          Trade Receivables                                                               (4,807)                2,833
          Inventories, Net                                                                (3,394)                  792
          Accounts Payable                                                                 4,132                   348
          Other                                                                           (1,418)                  538
                                                                                   -------------         -------------
             Net Cash Provided by Operating Activities                                     5,580                 6,184
								            	   -------------         -------------
Cash Flows from Investing Activities:
   Collections of Notes Receivable                                                           221                 1,057
   Purchase of Property, Plant and Equipment                                              (1,540)                 (963)
   Proceeds from Disposal of Property, Plant and Equipment                                   419                12,592
   Additions to Capitalized and Deferred Software Costs                                   (4,792)               (6,442)
                                                                                   -------------         -------------
             Net Cash Provided by (Used in) Investing Activities                          (5,692)                6,244

                                                                                   -------------         -------------
Cash Flows from Financing Activities:
   Proceeds from Debt                                                                      2,124                     0
   Payments of Debt and Capital Lease Obligations                                         (1,145)              (12,501)
   Other                                                                                     (63)                  553
                                                                                   -------------         -------------
             Net Cash Provided by (Used in) Financing Activities                             916               (11,948)

                                                                                   -------------         -------------
Net Change in Cash and Cash Equivalents                                                      804                   480
Cash and Cash Equivalents at Beginning of Period                                             612                   190
                                                                                   -------------         -------------
Cash and Cash Equivalents at End of Period                                         $       1,416         $         670
                                                                                   =============         =============
See Notes to Condensed Consolidated Financial Statements


                           QMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
1.MANAGEMENT OPINION


  In the opinion of management, the condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of July 3, 1998, the results of operations for the three and nine months ended July 3, 1998, and June 27, 1997, and changes in cash flows for the nine months ended July 3, 1998, and June 27, 1997. The results of operations for the nine months ended July 3, 1998, are not necessarily indicative of the results to be expected for the fiscal year ending October 2, 1998. Certain reclassifications have been made to fiscal 1997 amounts to conform to the fiscal 1998 presentation.


2.EARNINGS PER SHARE

  The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Basic and diluted earnings per share computations are based on the weighted average number of common shares outstanding during the period and diluted earnings per share also includes the dilutive effect of the assumed exercise of stock options.


3.INVENTORY RESERVES

  Inventory reserves at July 3, 1998, and October 3, 1997, are summarized as follows (in thousands):

                                                                   July 3,                 October 3,
                                                                   1998                       1997
----------------------------------------------------------------------------------------------------------
  Standards revisions                                        $            551             $         1,635
  Excess and obsolete reserves                                          2,375                       4,555
  Spare parts valuation reserves                                          526                         788
                                                             ----------------             ---------------
             TOTAL                                           $          3,452             $         6,978
                                                             ================             ===============

  Inventory reserves at July 3, 1998, consist primarily of excess and obsolete reserves. Excess and obsolete reserves are calculated based on specific identification of items. During fiscal 1998, the Company disposed of $4.2 million in excess and obsolete inventory, of which $3.2 million occurred in the first two quarters.


4.PREPAID RENT

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

  The $1.3 million prepaid rent covers the period from December 1, 1998, to September 7, 1999. In addition, the Company pays rent quarterly, in advance. At July 3, 1998, the Company had $1,260,000 in prepaid Mobile rent included in other current assets and $306,000 reported as a non-current asset.


5.COMMITMENTS AND CONTINGENCIES

  As of July 3, 1998, the Company had a commitment of approximately $24.5 million under contracts to purchase print engines and related components.

  The Company is a defendant in various litigation and claims in the normal course of business. Based on consultation with various counsel in these matters, management is of the opinion that the ultimate resolution of such litigation and claims will not materially affect the Company's financial position, results of operations, or cash flows.


                           QMS, INC. AND SUBSIDIARIES

                        PART I -  FINANCIAL INFORMATION
                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
________________________________________________________________________________
Results of Operations
---------------------
Net income for the third quarter of fiscal 1998 was $421,000 on net sales of $35.4 million. For the nine months ended July 3, 1998, net income was $1.3 million on net sales of $98.6 million. These 1998 results compare to a net loss of $5.5 million on net sales of $32.4 million for the third quarter of fiscal 1997 and a net loss of $9.8 million on net sales of $94.7 million for the nine months ended June 27, 1997.

In the first three quarters of 1998 the gain in net income was achieved primarily through additional sales and higher profit margins. An additional factor was cost reduction efforts begun by management in the fourth quarter of fiscal 1997.


Table 1 - Net Sales Comparisons for Key Product Groups

                                       Three Months Ended                                 Nine Months Ended
---------------------------------------------------------------------------------------------------------------------
                               July 3,     June 27,                              July 3,      June 27,
 (000's)                        1998         1997      Difference                 1998           1997    Difference
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
Hardware                   $   11,993     $  8,532      $   3,461             $   30,602     $  24,700    $   5,902
Consumables                     7,551        8,220           (669)                22,817        24,802       (1,985)
Service                         8,942        8,985            (43)                27,430        26,858          572
Europe                          6,493        3,475          3,018                 14,516         9,181        5,335
Japan                             217        1,475         (1,258)                 2,346         4,803       (2,457)
All Other                         168        1,696         (1,528)                   851         4,394       (3,543)
                           ---------------------------------------            ---------------------------------------
Total Net Sales            $   35,364     $ 32,383      $   2,981             $   98,562     $  94,738    $   3,824
                           =======================================            =======================================

Table 2 - Hardware and International Sales Comparisons

                                       Three Months Ended                                 Nine Months Ended
---------------------------------------------------------------------------------------------------------------------
                               July 3,     June 27,                              July 3,      June 27,
 (000's)                        1998         1997      Difference                 1998           1997    Difference
---------------------------------------------------------------------------------------------------------------------

     Hardware Sales
-------------------------
U.S./Canada - Direct       $    2,439     $  5,514      $  (3,075)            $   12,684     $  17,045    $  (4,361)
U.S./Canada - Reseller          7,768        2,682          5,086                 14,076         6,653        7,423
Latin America & Other             445          336            109                  1,529         1,002          527
OEM                             1,341            0          1,341                  2,313             0        2,313
                           ---------------------------------------            ---------------------------------------
Total Hardware             $   11,993     $  8,532      $   3,461             $   30,602     $  24,700    $   5,902
                           =======================================            =======================================
  Europe & Japan Sales
-------------------------
Controller Boards               2,617        1,833            784                  7,433         6,180        1,253
Commissions                     4,093        3,117            976                  9,429         7,804        1,625
                           ---------------------------------------            ---------------------------------------
Total Europe & Japan       $    6,710     $  4,950      $   1,760             $   16,862     $  13,984    $   2,878
                           =======================================            =======================================



Net sales for the third quarter of fiscal 1998 increased by 9.2% from net sales for the third quarter of fiscal 1997 and by 4.0% in the nine-month comparison.

Hardware and accessory sales for the third quarter of fiscal 1998 were $12.0 million, an increase of 40.6% over the third quarter of fiscal 1997. A substantial portion of this increase relates to Original Equipment Manufacturer ("OEM") sales which have risen to $1.3 million in this quarter compared to no OEM sales for the comparable period in fiscal 1997. Also, total U.S. and Canada hardware sales have increased 24.5% for this quarter compared to the same period in fiscal 1997 and 12.9% for the nine-month periods. U.S. and Canada direct hardware sales for this quarter decreased 55.8% from the third quarter of fiscal 1997 and decreased 25.6% for the nine-month comparison while the U.S. and Canada reseller and OEM sales increased 239.6% and 146.3% for the three- and nine-month comparisons, respectively. This shift reflects the change implemented in February 1998, to move from a direct sales force to distributors and value added resellers, combining direct and reseller sales channels. Management expects continued increases in the reseller and OEM distribution channels and a corresponding decrease in the direct channel over the next several quarters.

Consumable sales decreased to $7.6 million this quarter from $8.2 million in the third quarter of fiscal 1997 and decreased $2.0 million in the nine-month comparison, from $24.8 million in 1997 to $22.8 million in 1998. This decrease relates primarily to management's decision in the second quarter of fiscal 1997 to discontinue bulk sales of 8 page-per-minute monochrome consumables due to eroding margins and the risk of maintaining large inventories of consumables for aging products. Management expects sales of QMS-labeled hardware and consumables for existing products and OEM sales to continue to increase with the sale of additional units.

In the third quarter of fiscal 1998, service sales were $8.9 million, a decrease of less than one half percent from the third quarter of fiscal 1997. The decreasing cost of new printers and the tendancy to replace rather than repair or maintain printers has affected the service sector of the business. Increases in the sale of spare parts to OEMs and others, however, have offset this reduction in sales.

Europe and Japan sales include both controller board sales at cost and commissions earned on product sales. Controller board sales and commissions for Europe and Japan increased 42.8% and 31.3%, respectively, in the third quarter of fiscal 1998 from the third quarter of fiscal 1997 and 20.3% and 20.8%, respectively, for the nine-month comparison.

The increase in Europe revenue is primarily from sales of the magicolor 2(R)
product.   European demand for magicolor 2 product is expected to remain strong through the next three quarters although a seasonal drop in sales in the fourth quarter of fiscal 1998 is expected due to European holidays.

Japan revenue includes product and commission revenue for Japan, Korea and other Pacific Rim countries. This revenue is generated through an independent company, QMS Japan KK, which has exclusive rights to distribute QMS products throughout these countries. QMS is currently evaluating how to improve Asian revenue and profit. Alternatives include renegotiating the current exclusive distribution agreement to allow QMS greater direct access to these markets in exchange for reductions in minimum commission requirements. Sales to Japan decreased $1.3 million from the third quarter of fiscal 1997 to the third quarter of fiscal 1998 and decreased $2.5 million for the nine-month comparison primarily due to the depressed Asian economy. Japan revenue is currently less than 3% of Company revenue and is expected to continue at a low level. At July 3, 1998, the Company had accounts receivable from QMS Japan KK of $2.3 million and a short- and long-term note receivable of $0.7 million and $0.8 million, respectively.

Overall, the Company's gross profit as a percentage of sales increased from 24.3% to 30.1% in the three-month comparison of fiscal 1997 and 1998 and from 26.3% to 30.3% in the nine-month comparison. The principal reasons for this increase include the introduction of magicolor 2 in the first quarter of fiscal 1998, favorable manufacturing volume variances, favorable purchase price variances caused by lower yen values, and lower excess and obsolete inventory reserve requirements.

The three- and nine-month selling, general, and administrative ("SG&A") numbers for fiscal 1997 include a $2,168,000 charge for management transition charges related to the resignation and severance of the Company's former president and chief executive officer. Excluding these charges, the SG&A expenses decreased $974,000 (8.8%) in the three-month comparison and decreased $3,306,000 (10.4%) in the nine-month comparison. SG&A as a percentage of sales (excluding the fiscal 1997 third quarter charge of $2,168,000) decreased from 34.1% to 28.5% for the three-month comparison of fiscal 1997 and 1998 and decreased from 33.5% to 28.8% for the nine-month comparison. The SG&A decreases reflect the cost reduction efforts begun in the fourth quarter of fiscal 1997. During 1997, QMS reduced its headcount by 20% to approximately 700 employees and closed its QMS Circuits, Inc. subsidiary.

Total other expense (net of other income) of $31,000 for the first nine months of fiscal 1998 compared to a net expense of $788,000 in the first nine months of fiscal 1997. This $757,000 increase to net profit was due primarily to lower interest expenses and gains on the sale of assets.

Income taxes reflect estimated foreign and domestic income taxes required by foreign tax treaties and federal alternative minimum taxes. The Company has available operating loss carryforwards and income tax credits which reduce the effective alternative-minimum tax rate to 2%.


Financial Condition
-------------------

Current and long-term notes receivable decreased by approximately $221,000 from the October 3, 1997, balances, reflecting the continued reduction of these notes associated with the 1995 sale of the Company's Japanese subsidiary. Accounts receivable increased $4.8 million and accounts payable increased $4.1 million in the nine-month period ending July 3, 1998, due to the introduction of magicolor 2 in the first quarter of fiscal 1998. The accounts payable increase reflects the additional production volumes related to magicolor 2 and a 45% increase in raw material purchases between the fourth quarter of fiscal 1997 and the third quarter of fiscal 1998.

The company expects accounts receivable and accounts payable to remain at higher levels than the October 3, 1997, balances because of higher sales.


Liquidity and Capital Resources
-------------------------------

During the first two quarters of fiscal 1998, the Company's working capital and capital expenditure requirements came principally from operations. The Company's net working capital as of July 3, 1998, improved to $15.4 million compared to $12.3 million at October 3, 1997. This increase is primarily due to the fiscal 1998 earnings, increased inventory turns, and increased accounts receivable.

At July 3, 1998, the Company had borrowings of $2,571,000 under the revolving credit facility and cash on hand totaled $1,416,000. Total borrowing capacity under this credit facility is $30.0 million although availability at any given point in time is a function of eligible accounts receivable and inventory levels. At July 3, 1998, total availability was $13.3 million.

The Company's current and long-term lease liability has decreased from $1,886,000 at October 3, 1997, to $1,011,000 at July 3, 1998, due to the
expiration of capital leases and management's decision to fund new capital acquisitions from operational cash flow.

Management expects that existing cash reserves and available credit under the credit facility will be sufficient to meet cash flow requirements during the coming year.


Foreign Currency Exchange Rates
-------------------------------

The Company purchases print engine mechanisms and memory components from several Japanese suppliers. Fluctuations in Japanese yen currency exchange rates will affect the prices of these products. The Company attempts to mitigate some negative impacts through yen-sharing arrangements with suppliers; however, material price increases resulting from unfavorable exchange rate fluctuations would adversely affect operating results.


Sale-Leaseback Agreement
------------------------

At October 3, 1997, the Company was not in compliance with Fixed Charge Coverage and Net Worth covenants contained in the 1997 sale-leaseback transaction for the Mobile headquarters. On December 8, 1997, the Company obtained a one-year waiver of non-compliance from the lessor through October 5, 1998, in exchange for $1.3 million in prepaid rent and an amendment to a related warrant agreement. At the end of the waiver period, the Company expects to be in compliance with the Fixed Charge Coverage Ratio but to be out of compliance with the Net Worth covenant. Among the remedies available to the landlord is the acceleration of all rent for the initial lease term, cancellation of the lease, or all other remedies available at law. Management believes that prior to the issuance of year-end financial statements an additional extension of the waiver or a permanent revision of the covenant will be obtained through further negotiations.


Year 2000 Compliance
--------------------

The Company has developed and begun implementing plans to review its purchased and developed software for year 2000 compliance. The design of the Company's products precludes the possibility of Year 2000 errors. Date and time information are passed to the QMS printer by the host computer in real time. All QMS hardware and software are designed to function properly at the turn of the century and beyond without any interruption in business.

QMS plans to have all Year 2000 issues for business and development applications and systems resolved by the end of December 1998 and is currently ahead of that schedule. The Company has completed the assessment portion of this project and most of the required upgrades have been performed. The Company has also begun communications with its critical vendors and customers to determine their Year 2000 status; no final assessment date has yet been established. The Company expects to spend externally approximately $138,000 for component upgrades in connection with the Year 2000 remediation and has spent approximately $61,700 to date. Testing of business and development applications and systems has begun and is being performed in accordance with industry standards and thus far has produced successful results without any Year 2000 errors.

Although the Company has not identified any specific areas of risk, general market Year 2000 problems outside of the Company's control could have an adverse
effect on the Company's operating results.   At this time, the Company does not
believe it is necessary to have a formal Year 2000 contingency plan in place.



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


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES - None.
----------------------------------------


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  - None.
------------------------------------------------------------


ITEM 5.  OTHER INFORMATION - None.
--------------------------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)    Exhibits:



          Exhibit
          Number               Description
------------------------------------------

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



                                                           QMS, INC.
                                                           (Registrant)





Date:      August 14, 1998                                 /s/ Edward E. Lucente
     -----------------------------                        ----------------------------------------------
                                                           Edward E. Lucente
                                                           President and Chief Executive Officer





Date:      August 14, 1998                                 /s/ Llyod E. Adams
     -----------------------------                        ----------------------------------------------
                                                           Lloyd E. Adams
                                                           Corporate Controller
