Form 10-K
period 1998-10-02
QMS INC
filed 1998-12-18
CIK 710983

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

 (Mark One)
  [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934. [NO FEE REQUIRED]
                  FOR THE FISCAL YEAR ENDED OCTOBER 2, 1998.

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

                                        NAME OF EACH EXCHANGE
  TITLE OF EACH CLASS                    ON WHICH REGISTERED
  -------------------                  -----------------------
Common Stock, $.01
 par value per share                   New York Stock Exchange
Rights to purchase shares of Series A
 Participating Preferred Stock         New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF NOVEMBER 30, 1998; APPROXIMATELY $40,687,371.

  Number of shares of Common Stock outstanding as of November 30, 1998:
10,697,120

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held January 27, 1999 are incorporated by reference into Part III.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS.

GENERAL

  The Company designs and manufactures intelligent controllers which enhance the graphics capabilities and performance of computer printing and imaging systems. The Registrant incorporates its controllers, which consist of software implemented on printed circuit boards, into computer printing and imaging systems which it markets, sells, and supports. The Company also markets its controllers separately for incorporation into products marketed by others and offers service support for non-QMS(R) manufactured products.

  The Company was incorporated under the laws of the State of Alabama in 1977 and reincorporated as a Delaware corporation in 1982. Its principal executive offices are located at One Magnum Pass, Mobile, Alabama 36618. The Company's telephone number is (334) 633-4300.

PRODUCTS/1/

  The Company's principal products are intelligent print systems consisting of purchased print engines, proprietary hardware and software, proprietary intelligent printer-to-computer interfaces, and other components.

  The design of the Company's products precludes the possibility of Year 2000 errors. Date and time information are passed to the QMS printers by the host computers in real time. The real-time clock used to apply the time stamp to the accounting files stores the year as four digits and is designed to correctly handle leap year calculations, including the Year 2000. All QMS hardware and software are designed to function properly at the turn of the century and beyond without any interruption in business.

  The majority of the Company's products support the functionality of Adobe(R) Systems Incorporated's PostScript(TM) page-description language and the Hewlett-Packard(R) PCL page-description language. The Company offers products with UltraScript(TM), a QMS-developed PostScript interpreter that is compatible with Adobe's PostScript Levels 1 and 2. All of the Company's products that support UltraScript also support the QMS-developed PCL(R) 5 page-description language. The Company's development efforts include a continuing program of upgrading its page-description languages to incorporate new features consistent with industry trends.

  The printing products marketed by the Company address the printing needs of customers in electronic publishing, general business, scientific, and engineering environments. The Company's products include both color and monochrome printer systems with a variety of speeds, paper-handling, and performance characteristics.

  The Company also markets accessories, add-ons, and software for use with its printing systems and offers spare parts, fonts, consumables, maintenance services, and other support for its products as well as for non-QMS manufactured products.

  During fiscal 1998, the Company enhanced its product line by releasing a number of enabling products consisting of (but not limited to): Fast Ethernet, which provides network connectivity at the new 100BaseTX, 100 megabit-per-second, communication standard and an enhanced number of high-performance print drivers for Windows(R) 95 and Windows NT.

  The majority of the Company's new product offerings during fiscal 1998 were based on the Company's Crown(R) advanced document-processing technology, which provides a combination of high-performance
--------
/1/The following trademarks and registered trademarks of the Registrant are used herein: UltraScript(TM), Crown(R), QDOC(TM), QMS(R), CrownAdmin(R), CrownView(TM) and magicolor(R). All other trademarks and registered trademarks are the property of their respective companies.

capabilities. RISC (Reduced Instruction Set Computing) processors, support for multiple page-description languages, simultaneously active computer and network interfaces (SIO), and the ability to differentiate the resident languages supported by a product and switch between them without user intervention (ESP) are among the features Crown technology provides.

  During fiscal 1998, the Company extended its product line by releasing several new products including (but not limited to) the QMS magicolor(R) 2 and QMS magicolor 2 DeskLaser color print systems, the QDOC(TM) booklet maker for the QMS 4060 print system, and several private label releases to OEM customers. This OEM activity includes both color and monochrome print systems for sale in the United States and abroad.

  In addition to new product developments, the Company enhanced and expanded existing product lines. The 20 page-per-minute ("ppm") QMS 2060 family, which includes models targeted to both general business and design/publishing applications, was updated in April to support page sizes up to 139 x 269 edge-to-edge. These new large paper sizes are ideal for graphic arts and newspaper markets that require full-scale pages for proofing. Additionally, QMS CrownAdmin(R) 3, a software tool for remote management of networked QMS printers, and QMS CrownView(TM), a printer-based Web page used for monitoring consumables and print status, are now included with each QMS 2060.

  In August, the Company added the QMS 2060 PlateMaker (PM) Print System to the QMS 2060 product line. Using the QMS 2060 PM and polyester platemaking material, businesses can print high-quality offset plates without the chemicals and cost of traditional platemaking methods. The QMS 2060 PM supports polyester plate sizes up to 139 x 19 7/89, offers 1200 x 1200 dots per inch ("dpi") resolution, and is targeted toward quick printers and in-house print shops.

  With a new feature set and aggressive new price point, the Company repositioned its 40 ppm QMS 4060 Print System as the price/performance leader in the midrange production printing market. New features added in August include a faster 133 MHz processor, as well as QMS CrownAdmin 3 and QMS CrownView printer management tools. The price reduction of approximately 27% on the printer and its accompanying consumables gives the QMS 4060 a highly competitive cost of ownership.

  The Company's most recent product announcement is the QMS magicolor 330 Print System. With the introduction of the QMS magicolor 330, the Company will provide a cost-effective, easy-to-use, A3-size color laser print system, with speeds of 4 ppm in color and 16 ppm in monochrome. The QMS magicolor 330 offers full-bleed 119 x 179 output on page sizes up to 139 x 199, print resolutions from 600 up to 1200 dpi, and state-of-the-art color management tools to ensure precise color output.

  Most of the Company's products provide high-resolution (600x600, 1200x600, 2400x600, and 1200x1200 dpi), large format (up to 119 x 179) laser printing (monochrome and/or color), advanced document-handling features, network connectivity, or a combination of these features.

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

  As of October 2, 1998, the Company operated sales offices in 21 cities in 19 states in the United States. The Company, either directly or through its international network and distributors, markets its products in 28 countries outside of the United States.

  At the beginning of fiscal 1996, the Company sold its subsidiaries in Europe and Australia, and also sold the assets of its subsidiary in Japan. The Company signed master distributor agreements with the purchasers so that the Company's products will continue to be marketed in these countries. In September 1998, the Company reestablished a Japanese business through its previously dormant Japanese subsidiary.

  The Company's 10 largest customers accounted for an aggregate of approximately 47.1% of total net sales during fiscal 1998. Sales to QMS Europe B.V. and Ingram Micro, Inc. represented 15.4% and 12.1%, respectively, of consolidated revenues for fiscal 1998.

  The Company's products are advertised in the United States and international markets and exhibited at industry trade shows in the United States and internationally under the Company's name and under the name of its wholly owned subsidiaries, QMS Canada, Inc. and QMS K.K. The Company also provides field sales support, including training for customers and resellers, trade show exhibits, sales training, and sales assistance to sales representatives. The Company believes that this support has been well received by its customers and sales organizations and has assisted the Company in the introduction of new products.

INTERNATIONAL OPERATIONS

  In fiscal 1996, 1997, and 1998, international sales totaled $40,084,000, $27,778,000, and $33,964,000, respectively, representing approximately 27%, 22%, and 25%, respectively, of the Company's net sales. The Company derives its international sales from Europe, Japan, Canada, and Central and South America.

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

SERVICE, SUPPORT, AND WARRANTY

  The Company provides a high level of technical and software support as well as maintenance service and support to its end users both directly and through distributors, resellers, and third-party service providers. A staff of engineers and technicians provides systems applications support, field service support, and customer training for the use and maintenance of the Company's products. In the United States, the Company provides technical hardware and software support and maintenance service from its home office in Mobile, Alabama, and from field offices located in 50 cities in 32 states. Technical support is provided via telephone and electronic bulletin boards while a national service organization provides alternative repair choices of return to depot or factory, on site, and special contractual service. During fiscal 1998, the Company provided international technical service in Canada through its direct service organization as well as through certain authorized dealers.

  The Company warrants its products for a period of 90 days to 1 year from the date of shipment, depending on the product. The Company's annual warranty costs have not been significant relative to the Company's net sales.

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

  The Company's intelligent print systems are positioned to compete in the low- and medium-speed printer markets. Laser printing competes with other technologies in the computer printer market, including inkjet, dye sublimation, ion deposition, magnetic, thermal, and impact printers. Companies whose printers compete with the Company's include: Canon, Inc.; Hewlett-Packard Company; Lexmark International, Inc.; NEC Technologies, Inc.; Seiko Epson Corp.; Tektronix, Inc.; Xerox Corporation; and IBM. Many of these competitors are larger companies with greater financial resources than those of the Company.

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

  Most of the parts, components, and subassemblies used in the Company's products are available to the Company from a variety of sources. When management determines, however, that a particular supplier is sufficiently reliable, the Company generally chooses to rely on that single source for its requirements. If the Company were required to change its sources of certain of those materials unexpectedly, the Company might be adversely affected during the transitional time of negotiating new arrangements with another vendor and integrating those materials into its production process. See "Print Engines" below.

  During fiscal 1998, the Company performed manufacturing and assembly operations in Mobile, Alabama.

ORDER BACKLOG

  The Company's backlog consists of firm purchase orders which the Company expects to fill during fiscal 1998. As of October 3, 1997, and October 2, 1998, the backlog was $5,668,000 and $9,545,000, respectively.

  The Company attempts to maintain adequate finished goods inventory to ship goods off the shelf whenever possible. Because a substantial portion of the monthly sales has historically been derived from new orders received during the month, backlog is not necessarily an accurate indicator of future revenues. The Company does not believe that sales of its products are subject to significant seasonal fluctuations.

PRINT ENGINES

  The Company purchases print engines for its products from third-party manufacturers, including: Hitachi America, Ltd.; Fujitsu America, Inc.; Minolta Co., Ltd.; Fuji Xerox Co., Ltd.; and Xerox International Partners, Inc. While other sources are available, the Company currently relies on these suppliers' abilities to make print engines available as needed by the Company. Some of these print engines are supplied to the Company pursuant to the terms of contracts entered into. These contracts specify prices to be paid for each print engine depending upon the annual volume of print engines purchased from that manufacturer. Certain of the Company's supply contracts with foreign manufacturing sources are subject to adjustment for exchange rate fluctuations.

  In certain cases, the Company applies its expertise in imaging technology to influence the design and feature content of print engines that are planned to be incorporated in its future products.

  The Company has begun communications with its critical vendors to determine their Year 2000 status and intends to have a contingency plan in place by June 1, 1999, for all critical vendors that are not compliant by that date.

  The Company believes that its requirements for print engines for fiscal 1998 will be adequately met under the terms of existing arrangements and those expected to be entered into in fiscal 1999. The Company has some flexibility to adjust delivery schedules and quantities as the demand for specific print engines changes as a result of changes in product mix and customer demand. Although print engines are available from a variety of sources, most of the Company's print engines will be supplied by Hitachi America, Ltd. Consequently, disruption of the Company's contracts with this supplier would adversely affect the Company during the time required to negotiate new arrangements with a different print engine supplier or suppliers and to bring the new product to market.

RESEARCH AND DEVELOPMENT

  The Company's research and development program examines new technologies, develops new and improved applications for the Company's products, and provides insights into new directions for the Company's business. During fiscal 1998, the Company initiated a plan to revitalize its Crown technology by allocating development resources to redesign core components in both software and hardware architectures. These advances are expected to increase the competitiveness of its controllers in future years.

  The Company places significant emphasis on the addition of new features for its print systems and enhancement of these systems to satisfy new applications. The Company solicits and receives continuing advice from its end users and various resellers in identifying appropriate additions. To augment in-house development efforts, the Company also contracts with third parties to develop products to its specifications or to license applications and other software. In addition, the Company assists certain software design firms in adapting their existing software for use with the Company's products.

  As of October 2, 1998, approximately 22.8% of the Company's employees were employed in its research and development department. During fiscal 1996, 1997, and 1998, the Company spent approximately $11,333,000, $13,461,000, and $11,339,000, respectively, for research and development and software costs and received no material customer-sponsored funding for research and development. In fiscal 1996, 1997, and 1998, approximately $6,766,000, $8,167,000, and
$7,667,000, respectively, of the software costs for those fiscal years were capitalized in accordance with Financial Accounting Standards ("FAS") Statement No. 86.

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

EMPLOYEES

  As of October 2, 1998, the Company employed 674 permanent employees in the United States. During fiscal 1998, the Company had two foreign operating subsidiaries. QMS Canada, Inc., employing 24 permanent employees, has sales and support organizations in Montreal, Ottawa, Toronto, and Vancouver. QMS K.K., employing no permanent employees, has a vendor that provides sales and support organizations in Tokyo.

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

  During fiscal 1998, the Company leased additional office space in the United States, Canada, and Japan.

  The Company's properties are utilized approximately five and one-half days per week, with no significant underutilization of facilities. The Company believes that its owned and leased properties are sufficient for its current and foreseeable needs.

ITEM 3. LEGAL PROCEEDINGS.

  The Company is a defendant in three separate cases.

  The first case is in the United States District Court for the Southern District of Alabama and involves a former employee alleging violation of the plaintiff's civil rights and certain other acts of wrongful conduct. A Summary Judgment was rendered by the Court dismissing the case and the plaintiff has appealed to the United States Court of Appeals for the Eleventh Circuit. Oral argument was heard by the Court on December 2, 1998.

  The second case is in the United States District Court for the Southern District of Alabama involving a former employee-officer seeking a declaratory judgment declaring certain of plaintiff's acts while employed by the Company were not in violation of his fiduciary and contractual obligations. The Company has filed an answer in opposition to the plaintiff's complaint for declaratory judgment and discovery has been completed. The case will be scheduled for trial in the term beginning February 1999.

  The third case is in the Circuit Court of Mobile County, State of Alabama, involving a former employee-officer alleging breach of contract and certain other acts of wrongful conduct. The Company has filed an answer to the complaint denying all allegations of wrongdoing and the case is in the early discovery phase.

  The Company cannot predict the ultimate outcome of these cases, however, it does not expect the resolution of any of these matters to materially affect the Company's financial condition, results of operation or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET PRICE AND DIVIDEND INFORMATION

  The Company's common stock is listed on the New York Stock Exchange under the ticker symbol "AQM." The table below sets forth the per share quarterly high and low closing prices of QMS common stock for the fiscal years ended October 2, 1998, and October 3, 1997. No cash dividends were declared in either of the last two fiscal years, and the Board of Directors has no present intention to pay cash dividends in the foreseeable future. Payment of cash dividends requires the approval of the Company's primary lender and the lessor of its corporate headquarters. There were 1,425 holders of record of the Company's common stock at November 30, 1998.

                                                        1998           1997
                                                  ---------------- -------------
FISCAL QUARTER                                     HIGH     LOW     HIGH   LOW
--------------                                    ------- -------- ------ ------
First............................................ $3 3/16 $2 1/4   $6 3/8 $5 1/8
Second...........................................  5       2 11/16  5 7/8  4 1/4
Third............................................  5       3 3/8    4 5/8  2 3/8
Fourth...........................................  4 9/16  2 3/4    3 1/2  2 1/2

ITEM 6. SELECTED FINANCIAL DATA.

FIVE-YEAR SUMMARY--FINANCIAL AND OTHER DATA

  For the fiscal years ended October 2, 1998, October 3, 1997, September 27, 1996, September 29, 1995, and September 30, 1994

                              1998      1997       1996      1995       1994
                            --------  --------   --------  --------   --------
                               DOLLARS IN THOUSANDS, EXCEPT PER SHARE
                                              AMOUNTS
Operating results
 Net sales................  $133,491  $124,589   $147,174  $259,740   $292,688
 Cost of sales............    94,071    98,557     99,151   210,032    196,538
 Marketing and selling
  expense.................    18,896    22,026     25,331    47,066     48,812
 Research and development
  expense.................     3,672     5,294      4,567     6,282      8,904
 General and
  administrative expense..    14,771    15,900     12,461    32,862     31,156
 Restructuring charges....         0     8,029          0     8,364          0
                            --------  --------   --------  --------   --------
 Operating income (loss)..     2,081   (25,217)     5,664   (44,866)     7,278
 Interest income..........       381       373        398       171         80
 Interest expense.........      (485)     (721)    (1,805)   (4,113)    (3,235)
 Gain on divestitures of
  businesses..............         0         0          0     3,675          0
 Miscellaneous income
  (expense)...............      (117)     (557)      (737)      847        (83)
                            --------  --------   --------  --------   --------
 Income (loss) before
  income taxes............     1,860   (26,122)     3,520   (44,286)     4,040
 Income tax provision
  (benefit)...............        35         0       (733)        0      1,080
                            --------  --------   --------  --------   --------
 Net income (loss)........  $  1,825  $(26,122)  $  4,253  $(44,286)  $  2,960
                            ========  ========   ========  ========   ========
Earnings (loss) per common
 share
  Basic and diluted.......  $   0.17  $  (2.44)  $   0.40  $  (4.15)  $   0.28
Weighted average number of
 shares (in thousands)
 used in computing
 earnings per share:
  Basic...................    10,697    10,696     10,681    10,677     10,673
  Diluted.................    10,887    10,696     10,722    10,677     10,723
Balance sheet
 Total assets.............  $ 69,355  $ 58,589   $ 91,718  $135,538   $182,023
 Net working capital......  $ 14,980  $ 12,287   $ 19,235  $ 35,511   $ 79,390
 Term debt and bank
  loans...................  $  5,981  $    447   $ 13,695  $ 36,404   $ 38,348
 Stockholders' equity.....  $ 26,038  $ 24,324   $ 47,432  $ 43,213   $ 89,002
Other data
 Current ratio............      1.39      1.46       1.49      1.55       2.44
 Gross profit margin......      29.5%     20.9%      32.6%     19.1%      32.9%
 Net profit (loss)
  margin..................       1.4%    (21.0)%      2.9%    (17.1)%      1.0%
 Return on average
  stockholders' equity....       7.2%    (72.8)%      9.4%    (67.0)%      3.3%
 Persons employed at year
  end.....................       698       705        886     1,194      1,382

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

 Fiscal Years 1998, 1997, and 1996 Compared

GENERAL

  In fiscal 1998, the Company had net income of $1.8 million on net sales of $133.5 million compared to a net loss of $26.1 million in fiscal 1997 and net income of $4.3 million in fiscal 1996 on net sales of $124.6 million and $147.2 million in fiscal 1997 and 1996, respectively. Of the $26.1 million loss in fiscal 1997, $8.0 million was from restructuring charges and $7.0 million was from special cost of goods sold charges.

  Short-term debt increased $5.5 million in fiscal 1998 due to higher working capital requirements from expanded sales and the paydown of capital leases. The Company dramatically reduced its debt in fiscal 1997 from $13,695,000 to $447,000. This reduction was accomplished principally by a sale-leaseback transaction which was completed in February 1997. The Company's Mobile, Alabama facilities were sold for net proceeds of approximately $12.5 million. (See Note 18 of Notes to Consolidated Financial Statements.) The Company currently has a $30.0 million four-year credit facility that expires in November 1999. Availability at any given point in time is a function of eligible accounts receivable and inventory levels. At October 2, 1998, total availability was $13.0 million.

  During fiscal 1998, the Company introduced the new QMS magicolor(R) 2, a color print system which delivers up to 8 page-per-minute ("ppm") in color and 16 ppm monochrome, and the new QMS magicolor(R) 330, a color print system which delivers up to 4 ppm in color and 16 ppm in monochrome. These new products energized our sales and marketing management team for fiscal 1998 and increased the Company's ability to compete effectively in domestic and international markets. Additionally, the Company enhanced and expanded existing product lines, repositioning the QMS 2060 and QMS 4060 print systems in the production printing market with new feature sets and aggressive new price points.

  In addition, the Company announced in October 1997 a return to the Original Equipment Manufacturer ("OEM") market with a contract to provide private label print systems and accessories. The OEM market provides an additional channel for product sales without conflicting with our existing sales channels.

  The Company entered fiscal 1998 with a renewed focus on its core business of laser print systems, consumables and service. With a lowered cost structure, adequate borrowing capacity, new product introductions and a new OEM market, the Company is positioned for renewed profitability and improved stockholder value.

NET SALES

TABLE 1--TABLE OF NET SALES COMPARISONS FOR KEY PRODUCT GROUPS

                                                             YEAR-TO-YEAR
                                     NET SALES           INCREASES/(DECREASES)
                             -------------------------- -----------------------
                               1998     1997     1996      1998        1997
                             -------- -------- -------- ----------  -----------
                                               IN THOUSANDS
Hardware.................... $ 40,125 $ 33,624 $ 49,016 $    6,501  $   (15,392)
Consumables.................   30,732   32,612   30,009     (1,880)       2,603
Service.....................   36,734   35,818   35,371        916          447
Europe......................   20,617   12,070   19,792      8,547       (7,722)
Japan.......................    4,224    5,617    9,220     (1,393)      (3,603)
All other...................    1,059    4,848    3,766     (3,789)       1,082
                             -------- -------- -------- ----------  -----------
 Total...................... $133,491 $124,589 $147,174 $    8,902  $   (22,585)
                             ======== ======== ======== ==========  ===========

TABLE 2--HARDWARE AND INTERNATIONAL SALES COMPARISONS

                                                             YEAR-TO-YEAR
                                       NET SALES         INCREASES/(DECREASES)
                                ----------------------- -----------------------
                                 1998    1997    1996      1998        1997
                                ------- ------- ------- ----------  -----------
                                                 IN THOUSANDS
HARDWARE SALES
U.S./Canada--Direct............ $13,666 $23,349 $27,471 $   (9,683) $    (4,122)
U.S./Canada--Reseller..........  20,534   8,236  18,045     12,298       (9,809)
Latin America & Other..........   1,789   1,795   3,307         (6)      (1,512)
OEM............................   4,136     244     193      3,892           51
                                ------- ------- ------- ----------  -----------
 Total Hardware................ $40,125 $33,624 $49,016 $    6,501  $   (15,392)
                                ======= ======= ======= ==========  ===========

EUROPE & JAPAN SALES
Controller Boards..............  14,209   9,738  18,072      4,471       (8,334)
Commissions....................  10,632   7,949  10,940      2,683       (2,991)
                                ------- ------- ------- ----------  -----------
 Total Europe & Japan.......... $24,841 $17,687 $29,012 $    7,154  $   (11,325)
                                ======= ======= ======= ==========  ===========

  Total sales increased by $8.9 million, or 7.1%, during fiscal 1998 compared to a decline of $22.6 million, or 15.3%, during fiscal 1997. Hardware and accessory sales increased $6.5 million, or 19.3%, in fiscal 1998 compared to fiscal 1997 and decreased $15.4 million, or 31.4%, in fiscal 1997 compared to fiscal 1996. A substantial portion of this increase relates to OEM sales which have risen to $4.1 million for the year compared to $244,000 during fiscal 1997. Total U.S. and Canada direct hardware sales have decreased 41.5% for fiscal 1998 compared to fiscal 1997 while the U.S. and Canada reseller and OEM sales increased 190.9% for the same period. This shift reflects the change implemented in February 1998, to move from a direct sales force to distributors and value added resellers, combining direct and reseller sales channels. Management expects continued increases in the reseller and OEM distribution channels and a corresponding decrease in the direct channel over the next several quarters.

  The decline in fiscal 1997 compared to fiscal 1996 is principally due to reduced European and Japanese sales totaling $11.3 million. The decline in European and Japanese commissions is chiefly due to fiscal 1996 end-of-life sales of 16 ppm products. This resulted in higher fiscal 1996 sales without a corresponding increase in 1997 of the replacement product. An additional reduction of $9.8 million occurred in the reseller channel. Reseller sales declined due to a temporary Company focus on the graphic arts market and away from traditional reseller markets.

  Consumables sales decreased 5.8% in fiscal 1998 compared to fiscal 1997. This decrease relates predominantly to management's decision in the second quarter of fiscal 1997 to discontinue bulk sales of 8 ppm monochrome consumables due to eroding margins and the risk of maintaining large inventories of consumables for aging products. Management expects sales of QMS-labeled hardware and consumables for existing products and OEM sales to increase with the sale of additional units.

  The U.S. service channel supports the sale of QMS products through a nationwide field service organization. Service contracts are available for all Company product offerings but are generally written for the higher end products sold through the U.S. direct sales channel. In addition to QMS products, the service organization services products sold by other manufacturers. Service sales increased 2.6% in fiscal 1998 compared to fiscal 1997 and 1.3% in fiscal 1997 compared to fiscal 1996. The decreasing cost of new printers and the tendency to replace rather than repair or maintain printers has affected the service sector of the business; however, increases in the sale of spare parts to OEMs and others have offset this reduced growth in sales.

  Europe and Japan sales include both controller board sales at cost and commissions earned on product sales. Controller board sales and commissions for Europe and Japan increased 45.9% and 33.8%, respectively, for fiscal 1998 after decreasing 46.1% and 27.3%, respectively, for fiscal 1997. In September 1998, the Company reestablished its wholly owned subsidiary in Japan. Sales that occurred through a master distributor in Japan will now be made through the Company's Japanese subsidiary. The Company will no longer have product sales to the Japanese distributor or receive a commission on sales from the distributor. This change will increase company sales and gross margin while increasing general and administrative expenses. This change enables the Company to pursue and expand OEM agreements with other Japanese companies.

  The increase in Europe revenue for fiscal 1998 is primarily from sales of the magicolor 2 product. European demand for magicolor 2 product is expected to remain strong through the next two quarters.

  Japan revenue includes product and commission revenue for Japan, Korea and other Pacific Rim countries. During fiscal 1998, 1997, and 1996, this revenue was generated through an independent company, QMS Japan KK, which, until September 1998, had exclusive rights to distribute QMS products throughout these countries. In fiscal 1998, sales to QMS Japan KK decreased $1.4 million, or 24.8%, compared to fiscal 1997 principally due to the depressed Asian economy. In fiscal 1997, sales decreased $3.6 million, or 39.1%, compared to fiscal 1996. This 1997 decrease in revenue was caused mainly by the fiscal 1996 end-of-life sales of the 16 ppm product.

GROSS PROFIT AND SPECIAL CHARGES

  Gross profit dollars increased $13.4 million, or 51.4%, from $26.0 million in fiscal 1997 to $39.4 million in fiscal 1998. Gross profit as a percentage of sales increased from 20.9% in fiscal 1997 to 29.5% in fiscal 1998. The principal reasons for this increase include the introduction of magicolor 2 in the first quarter of fiscal 1998, favorable manufacturing volume variances, favorable purchase price variances caused by lower yen values, lower excess and obsolete inventory reserve requirements, and special charges incurred in fiscal 1997 as described below.

  Gross profit dollars decreased from $48.0 million in fiscal 1996 to $26.0 million in fiscal 1997 (a decrease of 45.8%) due chiefly to a 15% reduction in revenue, reduced margins on end-of-life products and special charges totaling $7.0 million. Excluding special charges, the gross margin on sales decreased from 32.6% in fiscal 1996 to 26.5% in fiscal 1997. This decrease is caused by higher expenses to develop new products being amortized over shorter product life spans and increased competition causing lower margins on print system products.

  Special cost of goods sold charges for fiscal 1997 included fourth quarter excess and obsolete and valuation charges of $4.2 million related to reduced values for surplus inventory and repaired parts. Additionally, a $2.6 million fourth quarter charge was taken to reduce the balance of capitalized software development costs to estimated net realizable value.

OPERATING EXPENSES

  Operating expenses for fiscal 1998 decreased $13.9 million compared to fiscal 1997. Operating expenses for fiscal 1997 included $8.0 million in restructuring expenses. Excluding these restructuring charges, operating expenses for fiscal 1998 decreased $5.9 million, or 13.6%, compared to fiscal 1997. This decrease reflects the cost reduction efforts begun in the fourth quarter of fiscal 1997. Specifically, most of the benefit of the reductions in work force that occurred primarily in August of 1997 were recognized in fiscal 1998. The combined reduction in salaries from reductions in work force and divestiture of businesses totals $3.5 million per year.

  The Company's strategy for fiscal 1996 and 1997 was to reduce overall costs and bring them in line with revenues. This was attempted through several avenues including divestitures, reductions in work force, restructuring employee benefit programs, executive salary reductions, and aggressive cost management, although the benefits in fiscal 1997 are masked by restructuring charges and increased rental costs. Total operating expenses for fiscal 1997 increased to $51.2 million compared to $42.4 million for fiscal 1996. Excluding restructuring expenses, operating expenses were $43.2 million and $42.4 million for fiscal 1997 and 1996, respectively. The $0.8 million increase in operating expenses is primarily due to a $522,000 increase in rent expense caused by the February 1997 sale-leaseback of the Company's headquarters in Mobile, Alabama.

RESTRUCTURING CHARGES

  There were no restructuring charges for fiscal 1998 and 1996. Restructuring charges in fiscal 1997 totaled $8.0 million from reductions in force and divestiture of businesses.

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

OTHER INCOME (EXPENSE)

  Interest expense decreased $0.2 million, from $0.7 million in fiscal 1997 to $0.5 million in fiscal 1998 after decreasing $1.1 million, or 60.1%, from $1.8 million in fiscal 1996 to $0.7 million in fiscal 1997. The reduction in interest expense is directly related to the overall reduction in short-term and long-term debt due to the divestiture of businesses and sale-leaseback of the Mobile headquarters and manufacturing property.

  The Company did not enter into any material foreign exchange contracts during fiscal 1998, 1997, or 1996 and has no foreign exchange contracts at October 2, 1998.

INCOME TAXES

  For fiscal 1998, an income tax provision of $35,000 was recognized reflecting estimated alternative minimum taxes on current period income after application of available carryovers of net operating losses and general business credits. No benefit or provision for income taxes was recognized for fiscal 1997. For fiscal 1996, a benefit of 20.8% of pretax income was recognized. This benefit resulted from the carryback of losses in Japan relating to the divestiture of business operations in that country.

  At October 2, 1998, the Company had domestic operating loss carryovers and general business credit carryovers of approximately $38.9 million and $1.7 million, respectively, which expire in periods ranging from 2002 to 2013. (See
Note 13 of Notes to Consolidated Financial Statements.)

FACTORS WHICH MAY AFFECT FUTURE RESULTS

  The Company's products include components (primarily microprocessors and dynamic random-access memory devices) which, from time to time, are sensitive to market conditions that may result in limited availability and/or price fluctuations. An interruption in the supply of or significant changes in price for these components could have an adverse effect on the Company's operating results. The Company purchases print engine mechanisms and consumables from Japanese suppliers. Fluctuations in foreign currency exchange rates will affect the prices of these products. The Company may attempt to mitigate possible negative impacts through yen-sharing arrangements with suppliers, foreign exchange contracts, and price negotiations; however, material price increases resulting from exchange rate fluctuations could develop which would adversely affect operating results.

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

LIQUIDITY AND CAPITAL RESOURCES

  Cash and cash equivalents were $2.8 million at October 2, 1998, compared to $0.6 million and $0.2 million at the end of fiscal 1997 and 1996, respectively. Cash flow from operations was $7.5 million for fiscal 1998 compared to $9.8 million and $14.9 million for fiscal 1997 and 1996, respectively. The Company's financing for fiscal 1998, 1997, and 1996 came principally from cash flows from operations and borrowings under revolving credit agreements. In addition, the divestiture of businesses and disposal of property, plant and equipment has provided cash flows of $0.4 million, $13.5 million and $9.5 million in fiscal 1998, 1997, and 1996, respectively.

  The Company's working capital was $15.0 million at October 2, 1998, up from $12.3 million at the end of fiscal 1997. This increase is mostly due to the increased accounts receivable.

  At October 2, 1998, the Company had borrowings of $6.0 million under the revolving credit facility with Foothill Capital Corporation ("Foothill") and cash on hand totaled $2.8 million. Total borrowing capacity under this credit facility is $30.0 million although availability at any given point in time is a function of eligible accounts receivable and inventory levels. At October 2, 1998, total availability was $13.0 million. At October 2, 1998, the Company was not in compliance with the maximum total liabilities to equity ratio requirements. On November 17, 1998, the Company's non-compliance was remedied by a permanent revision of this requirement from Foothill.

  The Company's current and long-term lease liability decreased from $1.9 million at October 3, 1997, to $0.7 million at October 2, 1998, due to the expiration of capital leases and management's decision to fund new capital acquisitions from operational cash flow.

  At October 3, 1997, the Company was not in compliance with certain covenants contained in the operating lease agreement for the sale and leaseback of land and buildings at its corporate headquarters. On December 8, 1997, the Company obtained a one-year waiver of non-compliance from the lessor through October 5, 1998, in exchange for $1.3 million in prepaid rent and an amendment to a related warrant agreement to purchase 100,000 shares of the Company's common stock at $4 per share.

  At October 2, 1998, the Company was not in compliance with a covenant contained in the operating lease agreement. On November 17, 1998, the Company obtained another waiver of non-compliance from the lessor through December 31, 1999. At the end of the waiver period, the Company may be out of compliance with one or more covenants contained in the lease agreement. Among the remedies available to the landlord is the acceleration of all rent for the initial lease term, cancellation of the lease, or all other remedies available at law. Management believes over the next year through further negotiations a further extension of the waiver or a permanent revision of the covenant will be obtained.

  Management believes that the Company's fiscal 1998 working capital and capital expenditure needs, as well as funding for research and development, will be met by cash flow from operations and by the Foothill credit facility. (See Note 7 of Notes to Consolidated Financial Statements.)

YEAR 2000 COMPLIANCE

  State of Readiness--In March 1997, the Company developed and began implementing plans to review its purchased and developed software for Year 2000 compliance. The plan addresses the major areas listed below.

  1. IT Systems and Applications

    The Company has identified 218 internal systems and applications components; of these, 52 were identified as critical. The Company is documenting the cost and time schedule of upgrading non-compliant components, or the impact of not upgrading these components.

    The Company has contacted all critical IT systems and applications vendors and has received letters of compliance from them. As required, these systems have been upgraded. The Company will perform basic component testing following the guidelines defined by the BSI Year 2000 compliance definition.

    The Year 2000 review for IT systems and applications should be completed by February 1999. Contingency plans for these components have not been developed pending the completion of the project.

  2. Critical Non-IT Suppliers and Vendors

    The Company is sending Year 2000 compliance questionnaires to all critical non-IT suppliers and vendors. The Company is not aware of any anticipated Year 2000 non-compliance issues by its vendors or customers that could materially affect its business operations; however, the Company does not control the systems of other companies and cannot assure that such systems will be converted in a timely fashion and, if not converted, would not have an adverse effect on the Company's business operations.

    The Company is dependent upon a variety of local suppliers and vendors for such items as electrical power, telephone service, water, banking services and other necessary commodities. The Company is not currently aware of any non-compliance by these vendors that will materially affect its business operations; however, the Company does not control these systems and cannot assure that they will be converted in a timely fashion and, if not converted, would not have an adverse effect on the Company's business operations.

  3. QMS Products

    The design of the Company's products precludes the possibility of Year 2000 errors. Date and time information is passed to the QMS printer by the host computer in real time. The real-time clock used to apply the time stamp to the accounting files stores the year as four digits and is designed to correctly handle leap year calculations, including the Year 2000. All QMS hardware and software are designed to function properly at the turn of the century and beyond without any interruption in business.

  Costs--The Company expects to spend approximately $150,000 in connection with the Year 2000 remediation. The Company has concluded all necessary purchases and has spent approximately $138,000 to date.

  Risks and Reasonably Likely Worst Case Scenarios--Although the Company has not identified any specific areas of risk, general market Year 2000 problems outside of the Company's control could have an adverse effect on the Company's operating results.

  Contingency and Business Continuation Plan--The Company will evaluate the need for a formal Year 2000 contingency plan by June 1999.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  The Company is exposed to market risk primarily from changes in foreign currency exchange rates and to a lesser extent interest rates. The following describes the nature of the risks and demonstrates that, in general, such market risk is not material to the Company.

FOREIGN CURRENCY EXCHANGE RISK

  The Company has sales in over 28 countries worldwide. In fiscal 1998, sales outside the United States accounted for approximately 25 percent of worldwide sales. Virtually all of these sales were denominated in currencies of the local country. As such, the Company's reported profits and cash flows are exposed to changing exchange rates.

  To date, management has not deemed it cost-effective to engage in a formula-based program of hedging the profits and cash flows of foreign operations using derivative financial instruments. Because the Company's foreign subsidiaries purchase significant quantities of inventory payable in U.S. dollars, managing the level of inventory and related payables and the rate of inventory turnover provides a level of protection against adverse changes in exchange rates.

  In addition, at any point in time, the Company's foreign subsidiaries hold financial assets and liabilities that are denominated in currencies other than U.S. dollars. These financial assets and liabilities consist primarily of short-term, third-party receivables and payables. Changes in exchange rates affect these financial assets and liabilities. For the most part, however, these gains or losses arise from translation and, as such, do not significantly affect net income.

  On occasion, the Company has used derivatives to hedge specific risk situations involving foreign currency exposures; however, these derivative transactions have not been material and no such derivatives were held at October 2, 1998.

INTEREST RATE RISK

  The financial liabilities of the Company that are exposed to changes in interest rates are limited to short-term borrowings. The stated rate of interest for borrowings under the revolving credit agreement is one and one-half percent over prime. Management believes interest rate risk for the Company is immaterial due to the low short-term debt balance.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the fiscal years ended October 2, 1998, October 3, 1997, and September 27, 1996

                                                    1998      1997      1996
                                                  --------  --------  --------
                                                    DOLLARS IN THOUSANDS,
                                                   EXCEPT PER SHARE AMOUNTS
Net sales
 Printers and supplies..........................  $ 96,757  $ 91,002  $114,048
 Service........................................    36,734    33,587    33,126
                                                  --------  --------  --------
  Total net sales...............................   133,491   124,589   147,174
Cost of sales
 Printers and supplies..........................    70,775    74,842    79,613
 Service........................................    23,296    23,715    19,538
                                                  --------  --------  --------
  Total cost of sales...........................    94,071    98,557    99,151
Gross profit
 Printers and supplies..........................    25,982    16,160    34,435
 Service........................................    13,438     9,872    13,588
                                                  --------  --------  --------
  Total gross profit............................    39,420    26,032    48,023
Operating expenses
  Marketing and selling.........................    18,896    22,026    25,331
  Research and development......................     3,672     5,294     4,567
  General and administrative....................    14,771    15,900    12,461
  Restructuring charges.........................         0     8,029         0
                                                  --------  --------  --------
   Total operating expenses.....................    37,339    51,249    42,359
                                                  --------  --------  --------
Operating income (loss).........................     2,081   (25,217)    5,664
                                                  --------  --------  --------
Other income (expense)
  Interest income...............................       381       373       398
  Interest expense..............................      (485)     (721)   (1,805)
  Miscellaneous expense, net....................      (117)     (557)     (737)
                                                  --------  --------  --------
   Total other expense, net.....................      (221)     (905)   (2,144)
                                                  --------  --------  --------
Income (loss) before income taxes...............     1,860   (26,122)    3,520
Income tax provision (benefit)..................        35         0      (733)
                                                  --------  --------  --------
Net income (loss)...............................  $  1,825  $(26,122) $  4,253
                                                  ========  ========  ========
Earnings (loss) per common share
  Basic and diluted.............................  $   0.17  $  (2.44) $   0.40
Weighted average number of shares (in thousands)
 used in computing earnings (loss) per common
 share
  Basic.........................................    10,697    10,696    10,681
  Diluted.......................................    10,887    10,696    10,722

  See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the fiscal years ended September 27, 1996, October 3, 1997, and October 2, 1998

                           COMMON STOCK                              TREASURY STOCK
                         -----------------                         -------------------
                                                        RETAINED
                                           ADDITIONAL   EARNINGS                          FOREIGN
                           SHARES           PAID-IN   (ACCUMULATED NUMBER OF             CURRENCY
                           ISSUED   AMOUNT  CAPITAL     DEFICIT)    SHARES     AMOUNT   TRANSLATION
                         ---------- ------ ---------- ------------ ---------  --------  -----------
                                                   DOLLARS IN THOUSANDS
Balance September 29,
 1995................... 11,832,806  $118   $39,994     $18,615    1,155,991  $(13,314)   $(2,200)
 Warrant issued.........                        175
 Stock options
  exercised.............                        (13)                  (4,650)       35
 Translation
  adjustment............                                                                     (231)
 Net income.............                                  4,253
                         ----------  ----   -------     -------    ---------  --------    -------
Balance September 27,
 1996................... 11,832,806   118    40,156      22,868    1,151,341   (13,279)    (2,431)
 Warrant issued.........                        208
 Stock options
  exercised.............                        (42)                 (15,600)      121
 Translation
  adjustment............                                                                    2,431
 Other..................                        296
 Net loss...............                                (26,122)
                         ----------  ----   -------     -------    ---------  --------    -------
Balance October 3,
 1997................... 11,832,806   118    40,618      (3,254)   1,135,741   (13,158)         0
 * Stock options--
  compensation..........                         96
 Stock options
  exercised.............                                                 (55)
 Translation
  adjustment............                                                                     (243)
 Other..................                         36
 Net income.............                                  1,825
                         ----------  ----   -------     -------    ---------  --------    -------
Balance October 2,
 1998................... 11,832,806  $118   $40,750     $(1,429)   1,135,686  $(13,158)   $  (243)
                         ==========  ====   =======     =======    =========  ========    =======

--------
* Expense related to issuance of stock options

  See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

At October 2, 1998
and October 3, 1997

                                                              1998      1997
                                                            --------  --------
                                                               DOLLARS IN
                                                            THOUSANDS, EXCEPT
                                                            PER SHARE AMOUNTS
ASSETS
Current assets
 Cash and cash equivalents................................. $  2,754  $    612
 Trade receivables (less allowance for doubtful accounts
  of $512 in 1998 and $529 in 1997)........................   21,636    17,535
 Notes receivable..........................................    3,239       443
 Inventories, net..........................................   23,090    18,124
 Other current assets......................................    2,248     2,257
                                                            --------  --------
  Total current assets.....................................   52,967    38,971
Property, plant, and equipment, net........................    4,949     5,357
Notes receivable (less reserve of $1,150 in 1998 and $900
 in 1997)..................................................        0     3,433
Capitalized and deferred software, net.....................    9,271     8,897
Other assets, net..........................................    2,168     1,931
                                                            --------  --------
  Total assets............................................. $ 69,355  $ 58,589
                                                            ========  ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Accounts payable.......................................... $ 12,999  $  6,562
 Revolving credit loan and short-term debt.................    5,981       447
 Current maturities of capital lease obligations...........      330       988
 Employment costs..........................................    3,713     3,644
 Deferred service revenue..................................    7,761     9,536
 Other current liabilities.................................    7,203     5,507
                                                            --------  --------
  Total current liabilities................................   37,987    26,684
Capital lease obligations..................................      383       898
Other liabilities..........................................    4,947     6,683
                                                            --------  --------
  Total liabilities........................................   43,317    34,265
                                                            --------  --------
Commitments and contingencies (Notes 16 and 18)
Stockholders' equity
 Preferred stock-authorized, 500,000 shares of no par
  value; none issued
 Common stock-authorized, 50,000,000 shares of $0.01 par
  value; issued,
  11,832,806 shares in 1998 and 1997.......................      118       118
 Additional paid-in capital................................   40,750    40,618
 Accumulated deficit.......................................   (1,429)   (3,254)
 Treasury stock, at cost (1,135,686 shares in 1998 and
  1,135,741 shares in 1997)................................  (13,158)  (13,158)
 Foreign currency translation..............................     (243)        0
                                                            --------  --------
  Total stockholders' equity...............................   26,038    24,324
                                                            --------  --------
  Total liabilities and stockholders' equity............... $ 69,355  $ 58,589
                                                            ========  ========

  See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the fiscal years ended October 2, 1998, October 3, 1997, and September 27, 1996

                                                    1998      1997      1996
                                                   -------  --------  --------
                                                     DOLLARS IN THOUSANDS
OPERATING ACTIVITIES:
Net income (loss)................................  $ 1,825  $(26,122) $  4,253
Adjustments to reconcile net income (loss) to net
 cash provided by operating activities:
  Depreciation of property, plant, and
   equipment.....................................    2,245     4,392     5,368
  Amortization and write-off of capitalized and
   deferred software and other...................    7,816     9,409     4,429
  Provision for losses on accounts receivable....      202       402       328
  Provision for losses on inventory..............    2,953     7,416     2,123
  Non-cash restructuring charges.................        0     4,178         0
  Other..........................................     (226)      151       172
 Changes in assets and liabilities which provided
  (used) cash:
  Trade receivables..............................   (4,303)    6,208    13,248
  Inventories....................................   (7,919)    2,826    16,993
  Accounts payable...............................    6,437      (901)   (9,123)
  Other assets and liabilities...................   (1,563)    1,849   (22,888)
                                                   -------  --------  --------
   Total adjustments.............................    5,642    35,930    10,650
                                                   -------  --------  --------
   Net cash provided by operating activities.....    7,467     9,808    14,903
                                                   -------  --------  --------
INVESTING ACTIVITIES:
 Collections of notes receivable.................      387     1,057     1,666
 Additions to property, plant, and equipment.....   (2,115)   (2,672)   (2,255)
 Additions to capitalized software costs.........   (7,439)   (8,167)   (6,766)
 Additions to deferred software costs............     (523)     (611)     (624)
 Proceeds from disposal of property, plant, and
  equipment......................................      428    13,548       161
 Proceeds from divestitures of business..........        0         0     9,300
                                                   -------  --------  --------
   Net cash provided by (used in) investing
    activities...................................   (9,262)    3,155     1,482
                                                   -------  --------  --------
FINANCING ACTIVITIES:
 Proceeds from revolving credit line.............    5,534     1,386    13,116
 Payments of revolving credit line, including
  current maturities.............................        0   (13,248)  (27,672)
 Payments of capital lease obligations, including
  current maturities.............................   (1,443)     (757)   (1,097)
 Payments of bank loans..........................        0         0    (7,764)
 Other...........................................     (154)       78      (209)
                                                   -------  --------  --------
   Net cash provided by (used in) financing
    activities...................................    3,937   (12,541)  (23,626)
                                                   -------  --------  --------
NET CHANGE IN CASH AND CASH EQUIVALENTS..........    2,142       422    (7,241)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR.....      612       190     7,431
                                                   -------  --------  --------
CASH AND CASH EQUIVALENTS, END OF YEAR...........  $ 2,754  $    612  $    190
                                                   =======  ========  ========

  See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Description of Business--QMS, Inc. designs and manufactures intelligent controllers which enhance the graphics capabilities and performance of computer printing and imaging systems. The Company incorporates its controllers, which consist of software implemented on printed circuit boards, into computer printing and imaging systems which it markets, sells, and supports in the United States, Europe, Japan, Canada, and Central and South America. The market for these products is related to the market for computer systems generally. Current end users of the Company's products include many Fortune 500 companies, governmental agencies, and educational institutions. Sales to the Company's ten largest customers, both foreign (primarily Europe) and domestic, accounted for 47.1%, 27.4%, and 17.6% in fiscal 1998, 1997, and 1996, respectively.

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

  Fiscal Year--On October 28, 1998, the Company's Board of Directors modified its accounting periods effective in fiscal 1999, from a fiscal year ending on the Friday closest to September 30 to a fiscal year ending on the Friday closest to December 31. The first SEC report affected by this change will be the 10-Q Report for the three-month transition period ending on January 1, 1999. Fiscal 1997 included 53 weeks. Fiscal 1998 and 1996 included 52 weeks.

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

  Warranty Policy--The Company warrants its products for a period of 90 days to 1 year from the date of shipment, depending on the product.

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

  Capitalized Software Costs--The Company capitalizes the qualifying costs of developing proprietary software included in its products. Capitalization of costs requires that technological feasibility has been established. Upon completion of projects, amortization is determined based on the larger of the amounts computed using (a) the ratio that current gross revenue for each product bears to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product. Actual estimated economic lives range from one to two years. Amortization adjustments are made to reflect net realizable value and any changes in the determination of the economic lives.

  Capitalized software costs for fiscal 1998, 1997, and 1996 totaled $7,439,000, $8,167,000, and $6,766,000, respectively. For fiscal 1998, 1997, and 1996, $7,377,000, $8,931,000, and $3,705,000, respectively, were charged as amortization expense on completed projects and were included in cost of goods sold. Amortization expense included no net realizable value adjustments for fiscal 1998, but included $3,224,000, and $497,000 for fiscal years 1997 and 1996, respectively.

  Research and Development--The Company expenses research and development costs as incurred, including expenditures related to development of the Company's software products that do not qualify for capitalization.

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

  Fair Value of Financial Instruments--SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires certain disclosures for financial instruments for which it is practicable to estimate the fair value. The Company's financial instruments consist of cash and cash equivalents, trade and notes receivable, trade payables, accrued expenses, and interest-bearing debt. The fair value of the Company's financial instruments approximates the carrying value reflected in the accompanying consolidated balance sheets at October 2, 1998, and October 3, 1997, primarily because of the short-term nature of these instruments (excluding notes receivable and interest-bearing debt). Fair value disclosures for the Company's notes receivable and interest-bearing debt are presented in Notes 5 and 7, respectively.

  Recently Issued Accounting Standards--In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which will be effective for the Company in fiscal 1999. Management does not expect the adoption of these Statements to have a material impact on the Company's disclosures and consolidated financial statements.

  In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. This Statement requires that all derivatives be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133. This Statement will be effective for the Company in fiscal 2000. The Company's management has not determined the effect SFAS No. 133 will have on its consolidated financial statements.

  In October 1997, the American Institute of Certified Public Accountants issued Statement of Position No. 97-2, "Software Revenue Recognition," which will be effective for the Company in the transitional period ending January 1, 1999. This Statement is not expected to have a material impact on the Company's financial statements.

  Earnings (Losses) per Common Share--In February 1997, FASB released SFAS No. 128, "Earnings Per Share" which is effective for fiscal periods ending after December 15, 1997. In accordance with this standard, the Company is now required to report two separate earnings per share numbers, basic and diluted. Accordingly, all historical earnings per share data has been restated to conform to this new standard. Weighted average common shares outstanding (diluted), includes the dilutive effect of stock options as follows:

                                                             1998   1997   1996
                                                            ------ ------ ------
   Weighted average common shares outstanding (basic).....  10,697 10,696 10,681
   Dilutive effect of stock options.......................     190      0     41
                                                            ------ ------ ------
   Weighted average common shares outstanding (diluted)...  10,887 10,696 10,722
                                                            ====== ====== ======

  For the years ended October 2, 1998, October 3, 1997, and September 27, 1996, there were options and warrants to purchase 998,808, 1,626,478, and 1,038,677, respectively, shares of common stock excluded from the computation of weighted average shares as such options and warrants would have been anti-dilutive.

  Foreign Currency Translation--The financial position and results of operations of the Company's Canadian and Japanese subsidiaries are measured using local currency as the functional currency. Assets and liabilities of these subsidiaries have been translated at year-end exchange rates, and income and expenses have been translated using weighted average-for-the-year exchange rates.

  During fiscal 1997, the Company recognized in the statement of operations cumulative foreign currency translation losses of $2.4 million in connection with its Canadian operations. Foreign currency transaction gains (losses) are included as a component of miscellaneous income (expense) and were not material to the Company's consolidated financial statements for fiscal 1998, 1997, and 1996. (See Note 14.)

  Reclassifications--Certain reclassifications have been made to fiscal 1997 and 1996 amounts to conform to the fiscal 1998 presentation.

2. INVENTORIES

  Inventories at October 2, 1998, and October 3, 1997, are summarized as follows (in thousands):

                                                                1998     1997
                                                               -------  -------
   Raw materials.............................................  $ 5,962  $ 5,614
   Work in process...........................................    2,158    1,237
   Finished goods............................................   18,643   18,251
   Inventory reserves........................................   (3,673)  (6,978)
                                                               -------  -------
                                                               $23,090  $18,124
                                                               =======  =======

  Inventory reserves consist primarily of excess and obsolete reserves and spare part valuation reserves. Excess and obsolete reserves are calculated based on specific identification of items that are potentially excess or obsolete and are recorded on a routine basis due to rapid obsolescence of certain inventory items. Spare part valuation reserves reflect the reduced value of repaired parts from the historical cost of the parts' original purchase price. During fiscal 1998, the Company disposed of excess and obsolete inventory with a carrying value of $5.5 million, of which $3.4 million occurred in the first two quarters.

3. CAPITALIZED AND DEFERRED SOFTWARE

  Capitalized and deferred software at October 2, 1998, and October 3, 1997, are summarized as follows (in thousands):

                                                                   1998   1997
                                                                  ------ ------
   Capitalized software costs, net..............................  $8,542 $8,252
   Deferred software costs, net.................................     729    645
                                                                  ------ ------
                                                                  $9,271 $8,897
                                                                  ====== ======

  Accumulated amortization of capitalized software costs was $13,179,000 and $8,117,000 at October 2, 1998, and October 3, 1997, respectively. Accumulated amortization of deferred software costs was $917,000 and $478,000 at October 2, 1998, and October 3, 1997, respectively.

4. PROPERTY, PLANT, AND EQUIPMENT

  Property, plant, and equipment at October 2, 1998, and October 3, 1997, are summarized as follows (in thousands):

                                                                 1998    1997
                                                                ------- -------
   Land.......................................................  $    39 $    39
   Buildings and improvements.................................    1,233   1,233
   Leasehold and land improvements............................      255     268
   Machinery and equipment....................................   28,929  30,909
   Office furniture and equipment.............................    5,425   5,841
                                                                ------- -------
                                                                 35,881  38,290
   Less accumulated depreciation..............................   30,932  32,933
                                                                ------- -------
                                                                $ 4,949 $ 5,357
                                                                ======= =======

5. NOTES RECEIVABLE

  Notes receivable at October 2, 1998, and October 3, 1997, are summarized as follows (in thousands):

                                                                   1998   1997
                                                                  ------ ------
   QMS Europe B.V.--payable as described below (interest at
    12%)........................................................  $3,000 $3,000
   QMS Japan KK--payable over 40 months (interest at 8%), less
    reserves of $1,150 in 1998 and $900 in 1997.................     239    876
                                                                  ------ ------
                                                                   3,239  3,876
   Less current portion.........................................   3,239    443
                                                                  ------ ------
                                                                  $    0 $3,433
                                                                  ====== ======

  These notes were received as part of the consideration from a divestiture of businesses in fiscal 1995. The note from QMS Europe B.V. is secured by all of the common stock of QMS Europe B.V. and QMS Australia Pty Ltd. The original QMS Europe B.V. note required quarterly payments of $1.0 million. In November 1998, QMS Europe B.V. repaid the note receivable in full. The note from QMS Japan KK is currently unsecured but the Company has the option to buy all of the assets of QMS Japan KK. Because the majority of the note balance is reserved, the fair value, as of October 2, 1998, and October 3, 1997, has been estimated to approximate carrying value.

  In addition to the notes receivable balances, the Company has net trade receivables balances from QMS Europe B.V. and QMS Japan KK of approximately $2,742,000 and $9,000, respectively, as of October 2, 1998, and approximately $1,498,000 and $823,000, respectively, as of October 3, 1997.

6. OTHER CURRENT LIABILITIES

  Other current liabilities at October 2, 1998, and October 3, 1997, are summarized as follows (in thousands):

                                                                   1998   1997
                                                                  ------ ------
   Warranty accrual.............................................  $1,208 $  600
   Management transition - current..............................     697    908
   Reserves for restructuring charges...........................     343  1,747
   Other........................................................   4,955  2,252
                                                                  ------ ------
                                                                  $7,203 $5,507
                                                                  ====== ======

7. REVOLVING CREDIT AGREEMENT

  Amounts borrowed at October 2, 1998, and October 3, 1997, consist of $5,981,000 and $447,000, respectively, under a secured revolving credit agreement.

  On November 7, 1995, the Company entered into an agreement with Foothill Capital Corporation ("Foothill") which allowed the Company to retire the existing secured revolving credit agreement and certain senior secured notes payable. This credit facility (as amended) provides for a four-year revolving line of credit with maximum availability of $30.0 million, secured by the Company's domestic and Canadian accounts receivable, inventory, and machinery and equipment. Total availability is based on accounts receivable and inventory and was $13.0 million at October 2, 1998. The stated rate of interest for any borrowings under the agreement is one and one-half percent over prime (9.75% at October 2, 1998). The debt is secured by a lock-box agreement and contains a subjective acceleration clause and, therefore, is classified as short-term debt in the financial statements. As part of the credit agreement, Foothill was granted a warrant to purchase 100,000 shares of the Company's common stock, at a price of $5 a share, which was valued at $175,000 and is exercisable through October 30, 1999.

  Under the credit facility, Foothill must approve the Company's payment of cash dividends. The Foothill credit facility also includes requirements for a minimum current ratio, a maximum total liabilities to equity ratio, and minimum levels of tangible net worth and working capital. At October 2, 1998, the Company was not in compliance with the maximum total liabilities to equity ratio requirements. On November 17, 1998, the Company's non-compliance was remedied by a permanent revision of this requirement from Foothill.

  The fair value of the Company's term debt, based on the variable nature of the interest rates in the Company's debt agreement, has been estimated to approximate carrying value.

8. LEASES

  The Company has capital leases for office and computer equipment that expire through fiscal 2002. The Company is obligated under operating leases principally for office and manufacturing space which expire through fiscal 2012. Future minimum lease payments under capital and operating leases with noncancelable terms in excess of one year as of October 2, 1998, were as follows (in thousands):

                                                            CAPITAL
                                                             LEASE    OPERATING
   FISCAL YEAR                                            OBLIGATIONS  LEASES
   -----------                                            ----------- ---------
   1999.................................................     $442      $ 4,634
   2000.................................................      235        2,776
   2001.................................................      111        2,297
   2002.................................................        8        2,192
   2003.................................................        0        1,760
   Thereafter...........................................        0       13,737
                                                             ----      -------
   Total minimum payments...............................      796      $27,396
                                                                       =======
   Less amounts representing interest...................       83
                                                             ----
   Present value of minimum payments....................      713
   Less current maturities under capital lease
    obligations.........................................      330
                                                             ----
                                                             $383
                                                             ====

  Rent expense under operating leases for fiscal 1998, 1997, and 1996 was $4,384,000, $4,150,000, and $3,323,000, respectively.

  Assets recorded under capital leases (included in property, plant, and equipment in the accompanying consolidated balance sheets) at October 2, 1998, and October 3, 1997, are summarized as follows (in thousands):

                                                                   1998   1997
                                                                  ------ ------
   Machinery and equipment....................................... $3,635 $3,693
   Office furniture and equipment................................  1,612  1,716
                                                                  ------ ------
                                                                   5,247  5,409
   Less accumulated depreciation.................................  3,892  3,841
                                                                  ------ ------
                                                                  $1,355 $1,568
                                                                  ====== ======

9. EMPLOYEE BENEFIT PLANS

  The Company has a Cash or Deferred Retirement Plan which covers substantially all employees and is a qualified plan under Section 401(k) of the Internal Revenue Code. Employees may make a pretax contribution of up to 10% of their annual salaries and are provided several investment choices. The Company may match employee contributions at varying rates up to a maximum of 3.5% of annual salary, and Company contributions are made on an annual basis. The plan is a calendar year plan. Employees at the end of the plan year are fully vested in applicable Company contributions. The Company elected to match employee contributions in calendar years 1998 and 1997, but did not do so for calendar year 1996. In fiscal 1998 and 1996, the Company contributed $378,307 and $680,807 to the plan, respectively, with such contributions being applicable to the immediately preceding calendar year.

  In January 1996, the Board of Directors and stockholders of the Company adopted the Employee Stock Purchase Plan and reserved 500,000 shares for issuance. The plan covers substantially all employees and is a qualified plan under Section 423 of the Internal Revenue Code. Under the plan, employees may elect to contribute between 2% and 10% of their annual salaries to purchase shares of the Company's common stock at a price per share that is 85% of the fair market value. The remaining 15% and all related fees and expenses of administering the plan are paid by the Company. Shares purchased and expense recorded during fiscal 1998, 1997 and 1996 were immaterial.

10. STOCK OPTION PLANS

  The Company's stock option plans allow incentive or non-qualified stock options to be granted to employees and directors providing the right, when exercisable, to purchase up to an aggregate of 2,341,745 shares of the Company's common stock. In the case of incentive stock options, the option price is not less than the fair market value at date of grant. A non-qualified optionee may receive the right to be paid cash upon the exercise of a non-qualified option in an amount intended to approximate 100% of the amount of the federal, state, and local income tax payable by that optionee upon exercise of the option.

  For employees with less than one year of service with the Company, one-fourth of the granted options may be exercised one year after the date of grant, with an additional one-fourth exercisable each year thereafter, although other exercise provisions are allowed. For employees with greater than one year of service, one-fifth of the granted options may be exercised on the date of grant, with an additional one-fifth exercisable each year thereafter, although other exercise provisions are allowed. Options that expire or are canceled prior to exercise are restored to the shares available for future grants. At October 2, 1998, the Company had reserved 595,471 shares for the future grant of options under these plans.

  The Company's stock option plans also provide that, in the event of a change of control (as defined in each of the plans), all options then outstanding would become exercisable immediately either in full or in part.

  Under the Company's 1997 Stock Incentive Plan, stock options expire not later than ten years from the date of grant. The Company's 1987 stock option plan expired in fiscal 1997 upon the adoption of the Company's

1997 plan and its 1984 plan expired during fiscal 1994. No additional options can be granted under the expired plans. Outstanding stock options under these plans were not affected by their expiration. Compensation expense under the 1997 plan was $50,000 for fiscal 1998. No compensation expense was recognized under this plan for fiscal 1997 and 1996.

  In fiscal 1998, the Company repriced certain stock option grants under the 1987 Stock Option Plan. Stock option grants of 376,950 shares that were previously issued under the 1987 plan at option prices greater than the current fair market value were forfeited and replaced with stock option grants under the 1997 Stock Incentive Plan for 188,475 shares (a rate of one new share for two previous shares) at the fair market value on the date of grant. The grant of these repriced options was restricted to non-executive officer employees.

  During fiscal 1994, the Company adopted the Stock Option Plan for Directors whereby non-employee directors receive non-qualified stock option grants annually, and may make an irrevocable election annually to receive stock options at a below-market exercise price in lieu of cash directors' fees. Compensation expense under this plan for fiscal 1998, 1997, and 1996 was $45,996, $93,990, and $85,488, respectively. Stock options granted under this plan expire not later than twenty years from the date of grant.

  A summary of stock option activity is as follows:

                                                                        WEIGHTED
                                                                        AVERAGE
                                                               WEIGHTED   FAIR
                                                               AVERAGE  VALUE OF
                                    NUMBER OF   OPTION PRICE   EXERCISE OPTIONS
                                     SHARES       PER SHARE     PRICE   GRANTED
                                    ---------  --------------- -------- --------
Outstanding,
September 29, 1995................. 1,517,550  $4.38 to $22.50
 Granted at market value...........   453,750   4.88 to   5.63  $ 5.54   $2.52
 Granted at below market value.....    34,130   2.81 to   2.81    2.81    3.18
 Exercised.........................    (4,650)  4.63 to   5.50    4.84
 Terminated........................  (617,310)  4.63 to  22.50    8.68
                                    ---------
Outstanding,
September 27, 1996................. 1,383,470   2.81 to  22.50    7.95
 Granted at market value...........   376,750   2.69 to   5.63    5.15    2.29
 Granted at above market value.....     3,750   5.63 to   5.63    5.63    1.39
 Granted at below market value.....    32,708   2.81 to   2.81    2.81    3.18
 Exercised.........................   (15,600)  4.63 to   5.63    5.02
 Terminated........................  (498,954)  2.81 to  22.50   10.14
                                    ---------
Outstanding,
October 3, 1997.................... 1,282,124   2.69 to  15.00    6.18
 Granted at market value...........   825,525   2.69 to   4.44    3.30    1.54
 Granted at below market value.....   400,000   2.44 to   2.44    2.44    1.70
 Exercised.........................       (55)  3.88 to   3.88    3.06
 Terminated........................  (761,320)  2.69 to   8.88    5.84
                                    ---------
Outstanding,
October 2, 1998.................... 1,746,274  $2.44 to $15.00  $ 4.11
                                    =========
Exercisable
 September 27, 1996................   748,950  $2.81 to $22.50  $ 9.38
 October 3, 1997...................   743,397  $2.69 to $15.00  $ 6.47
 October 2, 1998...................   487,959  $2.81 to $15.00  $ 6.32

  A summary of outstanding and exercisable shares by price range as of October 2, 1998, is as follows:

                                 WEIGHTED
                                  AVERAGE     WEIGHTED                 WEIGHTED
                   NUMBER OF     REMAINING    AVERAGE     NUMBER OF    AVERAGE
   RANGE OF         SHARES      CONTRACTUAL   EXERCISE     SHARES      EXERCISE
EXERCISE PRICES   OUTSTANDING      LIFE        PRICE     EXERCISABLE    PRICE
---------------   -----------   -----------   --------   -----------   --------
$ 2.44 - $ 4.63    1,367,724        9.99       $ 3.15      210,399      $ 3.79
  5.13 -   5.50       35,000       10.68         5.18       16,250        5.15
  5.63 -   5.63      123,400       12.34         5.63       52,580        5.63
  5.75 -   8.88      171,550        6.26         8.18      160,130        8.14
 11.25 -  15.00       48,600        1.73        12.41       48,600       12.41
                   ---------                               -------
  2.44 -  15.00    1,746,274        9.57         4.11      487,959        6.32
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

  Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for options was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 5.0% for fiscal 1998 and 6.0% for fiscal 1997 and 1996; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 0.6384% for fiscal 1998, 0.5285% for fiscal 1997 and 0.4940% for fiscal 1996; and a weighted-average expected life of the option of 1.54 years for fiscal 1998 and 1997 and
1.60 years for fiscal 1996.

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The effects of applying SFAS 123 on a pro forma basis for the years October 2, 1998, October 3, 1997, and September 27, 1996, would have approximated the following amounts (in thousands, except per share amounts):

                                                         1998    1997     1996
                                                        ------ --------  ------
   Net income (loss):
    Reported........................................... $1,825 $(26,122) $4,253
     Basic and diluted per share.......................   0.17    (2.44)   0.40
    Pro forma..........................................  1,614  (26,652)  4,006
     Basic and diluted per share.......................   0.15    (2.49)   0.37

11. SUPPLEMENTAL EXECUTIVE RETIREMENT AND CERTAIN OTHER RELATED PARTY PAYMENTS

  The Company has supplemental executive retirement agreements with three of its former officers (including the Company's former Chairman and Chief Executive Officer and current member of the Board of Directors) under which each is entitled to a monthly benefit upon leaving the Company's employment. In fiscal 1998, 1997, and 1996, the Company expensed $301,184, $1,780,185, and
$190,476, respectively, related to these benefits. Included in the fiscal 1997 expense are management transition charges. During fiscal 1997, the Company entered into agreements that accelerated the retirement benefits for two officers. (See Note 17.)

  The Company paid benefits of $174,216, $92,771, and $111,325 in fiscal 1998, 1997, and 1996, respectively, under these agreements.

  The Company paid fees of $516,000 and $501,000 in fiscal 1998 and 1997, respectively, to a professional services firm, a member of which served on the Company's Board of Directors during these fiscal years.

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

13. INCOME TAXES

  The components of income (loss) before income taxes and the provision (benefit) for income taxes (both domestic and foreign) for fiscal 1998, 1997, and 1996 are summarized as follows (in thousands):

                                                     1998      1997     1996
                                                    -------  --------  -------
Income (loss) before income taxes:
 Domestic.......................................... $ 3,030  $(23,800) $ 5,265
 Foreign...........................................  (1,170)   (2,322)  (1,745)
                                                    -------  --------  -------
                                                    $ 1,860  $(26,122) $ 3,520
                                                    =======  ========  =======
Provision (benefit) for income taxes:
Current:
 Federal........................................... $    35  $      0  $     0
 Foreign...........................................       0         0     (718)
 State.............................................       0         0      (15)
                                                    -------  --------  -------
                                                         35         0     (733)
                                                    =======  ========  =======
Deferred:
 Federal...........................................       0         0        0
 Foreign...........................................       0         0        0
 State.............................................       0         0        0
                                                    -------  --------  -------
                                                          0         0        0
                                                    -------  --------  -------
                                                    $    35  $      0  $  (733)
                                                    =======  ========  =======

  At October 2, 1998, the Company had domestic operating loss carryovers of approximately $38.9 million which will expire in fiscal years 2007 through 2013, and general business credit carryovers of approximately $1.7 million which will expire during fiscal years 2002 through 2007. Foreign tax credit carryforwards of approximately $60,000 existed at October 2, 1998, and will expire $17,000 in fiscal 2002 and $43,000 in fiscal 2003.

  A reconciliation of the statutory federal income tax rate to the effective rate for fiscal 1998, 1997, and 1996 is as follows (in thousands):

                                                       1998    1997     1996
                                                       -----  -------  -------
   Tax at federal statutory rate.....................  $ 633  $(8,881) $ 1,232
   State income taxes, net of federal benefit........      0        0      (15)
   Operating losses generating no tax benefit........      0    8,881        0
   Utilization of carryovers.........................   (598)       0   (1,232)
   Tax effect of international operations, net.......      0        0     (718)
   Other, net........................................      0        0        0
                                                       -----  -------  -------
                                                       $  35  $     0  $  (733)
                                                       =====  =======  =======

  Deferred tax assets and liabilities that arise as a result of temporary differences at October 2, 1998, and October 3, 1997, are summarized as follows (in thousands):

                                                               1998      1997
                                                             --------  --------
   Deferred tax assets:
    Inventory reserves...................................... $  1,179  $  2,404
    Restructuring reserves..................................      190       788
    Foreign tax credits.....................................       60        87
    General business credit carryforwards...................    1,696     1,696
    Net operating loss carryforwards........................   15,160    15,758
    Deferred income.........................................      584       683
    Other...................................................    3,909     3,150
                                                             --------  --------
     Total gross deferred tax assets........................   22,778    24,566
    Deferred tax asset valuation allowance..................  (19,013)  (20,737)
                                                             --------  --------
     Total deferred tax assets..............................    3,765     3,829
                                                             --------  --------
   Deferred tax liabilities:
    Depreciation............................................     (307)      (93)
    Capitalized software costs..............................   (3,186)   (3,078)
    Deferred software costs.................................     (272)     (240)
    Other...................................................        0      (418)
                                                             --------  --------
     Total deferred tax liabilities.........................   (3,765)   (3,829)
                                                             --------  --------
      Net deferred taxes.................................... $      0  $      0
                                                             ========  ========

  The valuation allowance was established based on certain assumptions about levels of future pretax income that are consistent with historical results. Although the Company realized a net income in fiscal 1998, the deferred tax asset valuation allowance reflects an evaluation which recognizes uncertainties related to the future utilization of carryovers. The valuation allowance for deferred tax assets decreased by approximately $1.7 million during fiscal 1998, increased by approximately $6.1 million during fiscal 1997 and decreased by approximately $5.4 million during fiscal 1996.

14. BUSINESS SEGMENT AND FOREIGN OPERATIONS

  The Company's operations are primarily the manufacture and sale of network printing solutions. Accordingly, such operations are classified as one business segment. Financial information by geographic area is presented below:

                                                     1998      1997      1996
                                                   --------  --------  --------
                                                         (IN THOUSANDS)
Net sales to unaffiliated customers from:
  United States................................... $126,198  $117,323  $138,440
  Canada..........................................    5,909     7,266     8,734
  Japan...........................................    1,384         0         0
Net transfer between geographic areas.............    3,251     3,592     6,047
Adjustments and eliminations......................   (3,251)   (3,592)   (6,047)
                                                   --------  --------  --------
 Consolidated net sales........................... $133,491  $124,589  $147,174
                                                   ========  ========  ========
Operating income (loss):
  United States................................... $ 11,170  $(13,211) $ 14,404
  Canada..........................................      281    (1,586)     (733)
  Japan...........................................      (52)        0         0
  Adjustments and eliminations....................        0    (1,455)      220
                                                   --------  --------  --------
Consolidated operating profit (loss)..............   11,399   (16,252)   13,891
General corporate expenses........................   (9,318)   (8,965)   (8,227)
Interest income...................................      381       373       398
Interest expense..................................     (485)     (721)   (1,805)
Miscellaneous income (expense)....................     (117)     (557)     (737)
                                                   --------  --------  --------
 Consolidated income (loss) before income taxes... $  1,860  $(26,122) $  3,520
                                                   ========  ========  ========
Identifiable assets:
  United States................................... $ 59,019  $ 54,545  $ 86,450
  Canada..........................................    1,405     1,880     3,537
  Japan...........................................    3,167         0         0
Adjustments and eliminations......................        0         0      (132)
                                                   --------  --------  --------
                                                     63,591    56,425    89,855
Corporate assets..................................    5,764     2,164     1,863
                                                   --------  --------  --------
 Total assets..................................... $ 69,355  $ 58,589  $ 91,718
                                                   ========  ========  ========
Sales to indicated foreign geographic areas:
  Europe.......................................... $ 20,617  $ 12,070  $ 19,792
  Canada..........................................    5,909     7,189     8,734
  Japan...........................................    4,224     5,617     9,220
  Other...........................................    3,214     2,902     2,338
                                                   --------  --------  --------
                                                   $ 33,964  $ 27,778  $ 40,084
                                                   ========  ========  ========

  U.S. export sales included in the Company's sales to indicated foreign geographic areas for fiscal years 1998, 1997, and 1996 were $28,055,000, $20,589,000, and $31,350,000, respectively.

  Fiscal 1998 and 1996 sales to QMS Europe B.V. represented 15.4% and 13.4%, respectively, of consolidated revenues and the related accounts receivable balances amounted to $1.4 million and $2.9 million, respectively. Also, sales to Ingram Micro, Inc. represented 12.1% of consolidated revenues for fiscal 1998. No customer accounted for 10% or more of consolidated net sales for fiscal 1997.

  The Company sells controller boards and components to QMS Europe B.V., and through September 1998, to QMS Japan KK (see Note 19), under master distributor agreements, and then realizes a commission on the third-party sales of QMS products. These commissions are included in the Company's sales to foreign geographic areas presented in the preceding table.

15. SUPPLEMENTAL CASH FLOW INFORMATION

  Cash paid for interest and income taxes for fiscal 1998, 1997, and 1996 is as follows (in thousands):

                                                                1998 1997  1996
                                                                ---- ---- ------
   Interest.................................................... $703 $830 $2,477
   Income taxes................................................    0    0     53

  Additions to capital lease assets and related obligations were $313,100, $1,513,400, and $302,200 in fiscal 1998, 1997, and 1996, respectively, as a result of the Company entering into equipment leases. The Company also had additions to notes receivable in the amount of $7,500,000 in fiscal 1996 as a result of a divestiture of businesses in fiscal 1995. (See Note 5)

16. COMMITMENTS AND CONTINGENCIES

  At October 2, 1998, the Company had a commitment of approximately $19.7 million under contracts to purchase print engines and related components.

  The Company is a defendant in various litigation and claims in the normal course of business. Based on consultation with various counsel in these matters, management is of the opinion that the ultimate resolution of such litigation and claims will not materially affect the Company's financial position, results of operations, or cash flows.

17. RESTRUCTURING CHARGES

  There were no restructuring charges for fiscal 1998 and 1996. During fiscal 1997, the Company recognized restructuring charges totaling approximately $8.0 million. These costs included $1.6 million in salary continuation and out-placement costs for 119 employees from all levels and functional areas of the Company, $2.6 million for retirement benefits and management transition expenses, $2.4 million related to foreign translation adjustments in connection with the substantial reduction of foreign operations, $0.6 million related to the write-off of certain fixed assets, $0.4 million in the write-off of office lease obligations, and $0.3 million in other expenses.

  Uses of restructuring reserves for fiscal 1998, 1997 and 1996 are summarized as follows (in thousands):

                                                            1998   1997   1996
                                                           ------ ------ ------
   Salary continuation and out-placement.................  $  977 $  731 $2,002
   Write-off of facility lease obligations...............     204    281    212
   Divestiture of QMS Japan and QMS Europe...............       0      0  6,531
   Reorganization of QMS Canada..........................       0      0    938
   Other exit activities.................................     223    649      0
                                                           ------ ------ ------
                                                           $1,404 $1,661 $9,683
                                                           ====== ====== ======

  The retirement benefits and management transition reserve balance was an additional $3,840,000, $4,174,000 and $1,498,000 at October 2, 1998, October
3, 1997, and September 27, 1996, respectively.

18. SALE/LEASEBACK

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

  The operating lease agreement contains various covenants and a provision which requires the lessor's approval of the Company's payment of cash dividends. At October 3, 1997, the Company was not in compliance with certain covenants contained in the lease agreement. On December 8, 1997, the Company obtained a one-year waiver of non-compliance from the lessor through October 5, 1998, in exchange for $1.3 million in prepaid rent and an amendment to a related warrant agreement to purchase 100,000 shares of the Company's common stock at $4 per share. Warrants granted under this agreement are exercisable through December 31, 2001.

  At October 2, 1998, the Company was not in compliance with a covenant contained in the lease agreement. On November 17, 1998, the Company obtained another waiver of non-compliance from the lessor through December 31, 1999. At the end of the waiver period, the Company may be out of compliance with one or more covenants contained in the lease agreement. Among the remedies available to the landlord is the acceleration of all rent for the initial lease term, cancellation of the lease, or all other remedies available at law. Management believes over the next year through further negotiations a further extension of the waiver or a permanent revision of the covenant will be obtained.

19. REACTIVATION OF JAPANESE SUBSIDIARY

  In September 1998, the Company reactivated its Japanese subsidiary under the name QMS K.K. This subsidiary was closed in fiscal 1995 when the assets were sold to an independent Master Distributor, QMS Japan KK.

  In September 1998, the Master Distributor, QMS Japan KK, agreed to terminate its Master Distributor Agreement with the Company, and it transferred inventory and cash to reduce their accounts payable balance to the Company. The Company then entered into a one-year servicing agreement with QMS Japan KK to provide sales, general, and administrative services to the reactivated subsidiary, QMS K.K. In exchange for QMS Japan KK's services, the Company has agreed to pay the reasonable expenses of QMS Japan KK and an additional management fee.

  As of October 2, 1998, the Company has a note receivable balance with QMS Japan KK of $1,388,000 and has reserved $1,150,000 against the note balance. The Company has also obtained a four-year option to purchase all of the assets of QMS Japan KK.

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

                                       /s/ Edward E. Lucente
                                       -----------------------
                                       President and Chief
                                       Executive
                                       Officer

                                       /s/ James A. Wallace
                                       -----------------------
                                       Chief Financial
                                       Officer and
                                       Vice President

                                QUARTERLY DATA

  Unaudited quarterly data for the fiscal years ended October 2, 1998, and October 3, 1997.

                                                          1998
                                          --------------------------------------
                                           FIRST  SECOND     THIRD      FOURTH
                                          QUARTER QUARTER   QUARTER    QUARTER
                                          ------- -------  ---------- ----------
                                            DOLLARS IN THOUSANDS, EXCEPT PER
                                                      SHARE AMOUNTS
Net sales................................ $28,578 $34,621   $35,363    $34,929
Gross profit.............................   9,073  10,102    10,651      9,594
Net income...............................     401     477       421        526
Earnings per common share
 Basic and diluted....................... $  0.04 $  0.04   $  0.04    $  0.05
                                                          1997
                                          --------------------------------------
                                           FIRST  SECOND     THIRD      FOURTH
                                          QUARTER QUARTER  QUARTER(A) QUARTER(B)
                                          ------- -------  ---------- ----------
                                            DOLLARS IN THOUSANDS, EXCEPT PER
                                                      SHARE AMOUNTS
Net sales................................ $31,468 $30,887   $32,383    $29,851
Gross profit.............................   9,721   7,328     7,862      1,121
Net income (loss)........................      62  (4,386)   (5,452)   (16,346)
Earnings (loss) per common share
 Basic and diluted....................... $  0.01 $ (0.41)  $ (0.51)   $ (1.53)

--------
(a) Includes $2.2 million for restructuring charges.
(b) Includes special charges of $6.9 million principally associated with inventory revaluation charged to cost of sales and $5.8 million for restructuring charges.

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of QMS, Inc.:

  We have audited the accompanying consolidated balance sheets of QMS, Inc. and subsidiaries as of October 2, 1998 and October 3, 1997, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three fiscal years in the period ended October 2, 1998. Our audits also included the financial statement schedule listed in the index at Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of QMS, Inc. and subsidiaries as of October 2, 1998 and October 3, 1997, and the results of their operations and their cash flows for each of the three fiscal years in the period ended October 2, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
---------------------
DELOITTE & TOUCHE LLP

Birmingham, Alabama
November 17, 1998

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

ITEM 11. EXECUTIVE COMPENSATION.

  The information required by this item is incorporated by reference to information under the captions "Proposal 1--Election of Directors--Director Compensation" on page 4, "Executive Compensation Tables" on pages 6-9, "Stock Performance Graph" on page 10, "Executive Agreements" on pages 11-12 and "Report of the Compensation Committee of the Board of Directors of QMS, Inc." on pages 12-13 of the Proxy Statement.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a) The following documents are filed as part of this report:

    1. Financial Statements

      The following financial statements are included in Item 8 of Part II:

      . Consolidated Statements of Operations for the Fiscal Years Ended
         October 2, 1998, October 3, 1997, and September 27, 1996.

      . Consolidated Statements of Changes in Stockholders' Equity for the
         Fiscal Years Ended October 2, 1998, October 3, 1997, and September 27, 1996.

      . Consolidated Balance Sheets at October 2, 1998, and October 3,
        1997.

      . Consolidated Statements of Cash Flows for the Fiscal Years Ended
        October 2, 1998, October 3, 1997, and September 27, 1996.

      . Notes to Consolidated Financial Statements for the Fiscal Years
        October 2, 1998, October 3, 1997, and September 27, 1996.

    2.  Financial Statement Schedule

       The schedule listed below is included herein immediately after the signature pages hereto. Schedules not listed below have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

         SCHEDULE
         NUMBER                            DESCRIPTION
         ------                            -----------
          II      Valuation and Qualifying Accounts and Reserves for the Three
                  Fiscal Years Ended October 2, 1998.

  The Registrant's independent auditors' report on the financial statements and financial statement schedule listed above is located at Item 8 of Part II.

    3. Exhibits:

         EXHIBIT
         NUMBER                             DESCRIPTION
         -------                            -----------
        3(a)       Restated Certificate of Incorporation, as amended as of
                   February 17, 1987(1), and Certificate of Amendment thereto filed with the Secretary of State of Delaware as of January
                   31, 1991.(2)
        3(b)       Bylaws of Registrant.(1)
        4(a)       The rights of security holders are defined in Articles 4, 9 and 10 of the Restated Certificate of Incorporation of the
                   Registrant, Articles II, VI and VII of the Bylaws of the
                   Registrant and the Rights Agreement. [Incorporated herein by reference to Exhibits 3(a), 3(b) and 4(b), respectively.]
        4(b)       Rights Agreement dated November 30, 1988.(3)
        10(a)(i)   Cash or Deferred Retirement Plan, as amended and restated as of December 17, 1993.(4)*
        10(a)(ii)  Trust Agreement dated November 1, 1993, relating to the Cash or Deferred Retirement Plan as amended by an Amendment to
                   the Trust Agreement dated December 28, 1993.(4)
        10(c)(i)   Form of 1987 Stock Option Plan, as amended and restated as of December 13, 1990.(2)*
        10(c)(ii)  Form of First Amendment to the 1987 Stock Option Plan
                   effective November 7, 1991.(2)*
        10(d)      Supplemental Executive Retirement Plan Agreements dated
                   September 30, 1991.(4)*
        10(e)(i)   Worldwide Master Purchase Agreement 90-01 among Canon
                   U.S.A., Inc., Canon Europa, N.V. and QMS, Inc. dated October
                   1, 1990.(5)
        10(e)(ii)  SX/TX/LX Worldwide Master Purchase Agreement 90-02 among
                   Canon U.S.A., Inc., Canon Europa, N.V. and QMS, Inc. dated
                   October 1, 1990.(5)
        10(e)(iii) LBP-20 Purchase Agreement 90-03-LBP-20 between Canon U.S.A.,
                   Inc. and QMS, Inc. dated October 1, 1990.(5)
        10(h)      Form of Executive Agreement entered into with: James L.
                   Busby, Donald L. Parker, Ph.D., Charles D. Daley and James
                   K. Doan.(7)*
        10(m)      QMS, Inc. Employee Stock Purchase Plan.(14)
        10(o)      Stock Option Plan, dated July 30, 1984(8)*, together with
                   First Amendment thereto effective as of January 1, 1987(1)*,
                   Second Amendment thereto effective as of November 10,
                   1987(1)*, Third Amendment thereto effective as of April 6,
                   1989(7)*, Fourth Amendment thereto effective as of January
                   1, 1990(6)* and Fifth Amendment thereto effective as of
                   November 7, 1991.(2)*

         EXHIBIT
          NUMBER                            DESCRIPTION
         -------                            -----------
        10(p)       Stock Option Plan for Directors.(9)*
        10(q)(i)    Share Purchase Agreement dated October 12, 1995, between
                    Jalak Investments B.V. and QMS, Inc.(10)
        10(q)(ii)   Promissory Note dated October 16, 1995, in the original
                    principal amount of U.S. $4,000,000 from QMS Europe B.V.
                    and QMS Australia PTY Ltd. in favor of QMS, Inc.(10)
        10(q)(iii)  Pledge and Security Agreement and Pledging of Shares, each dated October 16, 1995, by Jalak Investments, B.V. in favor of QMS, Inc.(10)
        10(q)(iv)   Deed of Subordination and Pledge dated October 16, 1995, by and among QMS, Inc., QMS Europe B.V. and Credit Lyonnais
                    Bank Nederland N.V.(10)
        10(q)(v)    Master Distributor Agreement dated October 16, 1995, among the Registrant, QMS Europe B.V. and QMS Australia PTY
                    Ltd.(10)
        10(q)(vi)   Trademark and Trade Name License Agreement dated October
                    16, 1995, between QMS Europe B.V. and QMS, Inc.(10)
        10(r)       Loan and Security Agreement dated November 7, 1995, by and between QMS, Inc. and Foothill Capital Corporation.(11)
        10(r)(i)    Stock Pledge Agreement dated November 7, 1995, by and
                    between QMS, Inc. and Foothill Capital Corporation.(11)
        10(r)(ii)   Term Note A dated November 7, 1995, in the original
                    principal amount of $1,750,000 from QMS, Inc. in favor of
                    Foothill Capital Corporation.(11)
        10(r)(iii)  Term Note B dated November 7, 1995, in the original principal amount of $5,000,000 from QMS, Inc. in favor of
                    Foothill Capital Corporation.(11)
        10(r)(iv)   Trademark Security Agreement dated November 7, 1995, made
                    by QMS, Inc. in favor of Foothill Capital Corporation.(11)
        10(r)(v)    QMS, Inc. Warrant to Purchase 100,000 shares of Common
                    Stock, dated November 7, 1995.(11)
        10(r)(vi)   General Security Agreement dated November 7, 1995, by and
                    between QMS Canada Inc. in favor of Foothill Capital
                    Corporation.(11)
        10(r)(vii)  General Continuing Guaranty dated November 7, 1995, by QMS
                    Canada Inc. in favor of Foothill Capital Corporation.(11)
        10(r)(viii) Security Agreement dated November 7, 1995, by and between
                    Foothill Capital Corporation and QMS Canada Inc.(11)
        10(r)(ix)   General Continuing Guaranty dated November 7, 1995, by QMS
                    Circuits, Inc. in favor of Foothill Capital
                    Corporation.(11)
        10(r)(x)    Security Agreement dated November 7, 1995, between Foothill
                    Capital Corporation and QMS Circuits, Inc.(11)
        10(r)(xi)   Amendment Number One dated December 4, 1995, to the Loan
                    and Security Agreement dated November 7, 1995.(13)
        10(r)(xii)  Amendment Number Two dated February 7, 1996, to the Loan and Security Agreement dated November 7, 1995.(13)

          EXHIBIT
          NUMBER                             DESCRIPTION
          -------                            -----------
        10(r)(xiii)  Amendment Number Three dated July 31, 1996, to the Loan and Security Agreement dated November 7, 1995.(13)
        10(r)(xiv)   Waiver Agreement dated May 5, 1997, waiving certain
                     provisions of the Loan and Security Agreement.(15)
        10(r)(xv)    Amendment Number Five dated June 3, 1997, to the Loan and
                     Security Agreement.(16)
        10(r)(xvi)   Amendment Number Four dated January 22, 1997, to the Loan
                     and Security Agreement.
        10(r)(xvii)  Amendment Number Six dated October 8, 1997, to the Loan and Security Agreement.
        10(r)(xviii) Amendment Number Seven dated September 23, 1998, to the
                     Loan and Security Agreement.
        10(r)(xix)   Amendment Number Eight dated November 17, 1998, to the
                     Loan and Security Agreement.
        10(s)(i)     Asset Purchase Agreement dated September 30, 1995, between
                     QMS Japan Kabushiki Kaisha ("QMS Japan KK") and QMS,
                     Inc.(12)
        10(s)(ii)    Assumption of Liabilities dated September 30, 1995, by QMS
                     Japan KK.(12)
        10(s)(iii)   Inventory Johto-Tampo Agreement dated September 30, 1995,
                     between QMS Japan KK and QMS, Inc.(12)
        10(s)(iv)    Master Distributor Agreement dated September 30, 1995,
                     between QMS Japan KK and QMS, Inc.(12)
        10(s)(v)     Promissory Note dated September 30, 1995, in the original
                     principal amount of U.S. $3,000,000 from Yoji Kawai in
                     favor of QMS Japan KK.(12)
        10(s)(vi)    Promissory Note dated September 30, 1995, in the original
                     principal amount of U.S. $500,000 from Yoji Kawai in favor of QMS Japan KK.(12)
        10(s)(vii)   Trademark and Trade Name License Agreement dated December
                     7, 1995, between QMS Japan KK and QMS, Inc.(12)
        10(s)(viii)  Assumption Agreement dated December 7, 1995, between QMS
                     Japan KK and QMS, Inc.(12)
        10(t)        Sale-Leaseback Agreement between QMS, Inc. and Ink (AL)
                     QRS 12-21, Inc. dated February 18, 1997.(17)
        10(t)(i)     Waiver agreement between Ink (AL) QRS 12-21, Inc. and QMS,
                     Inc. dated December 8, 1997.(19)
        10(t)(ii)    Amendment to Warrant dated December 8, 1997, to the Sale-
                     Leaseback Agreement.(19)
        10(t)(iii)   Waiver agreement between Ink (AL) QRS 12-21, Inc. and QMS,
                     Inc. dated November 17, 1998.
        10(u)        Agreement dated July 7, 1997, between QMS, Inc. and James
                     L. Busby.(18)
        10(v)        Agreement dated August 7, 1997, between QMS, Inc. and
                     Donald L. Parker.(19)
        10(w)        QMS, Inc.--Genicom Corporation Strategic Partner
                     Agreement.(19)
        11           Statement Regarding Computation of Earnings Per Share.
        21           Subsidiaries of the Registrant.
        23           Independent Auditors' Consent
        27           Financial Data Schedules

--------
*  Indicates a management contract or compensatory plan or arrangement.
(1) Incorporated herein by reference to exhibit of same number in Registrant's annual report on Form 10-K for the fiscal year ended October 2, 1987 (Commission File No. 1-9348).
(2) Incorporated herein by reference to exhibit of same number in Registrant's annual report on Form 10-K for the fiscal year ended September 27, 1991 (Commission File No. 1-9348).
(3) Incorporated herein by reference to exhibit of same number in Registrant's annual report on Form 10-K for the fiscal year ended September 30, 1988 (Commission File No. 1-9348).
(4) Incorporated herein by reference to exhibit of same number in Registrant's annual report on Form 10-K for the fiscal year ended October 1, 1993 (Commission File No. 1-9348).
(5) Incorporated herein by reference to exhibit of same number in Registrant's annual report on Form 10-K for the fiscal year ended October 2, 1992 (Commission File No. 1-9348).
(6) Incorporated herein by reference to exhibit of same number in Registrant's quarterly report on Form 10-Q for the quarter ended April 1, 1988 (Commission File No. 1-9348).
(7) Incorporated herein by reference to exhibit of same number in Registrant's annual report on Form 10-K for the fiscal year ended September 29, 1989 (Commission File No. 1-9348).
(8) Incorporated herein by reference to exhibit of same number in Registrant's Registration Statement on Form S-1, filed September 19, 1984 (Registration No. 2-93329).
(9) Incorporated herein by reference to Appendix B to the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on January 25, 1994 (Commission File No. 1-9348).
(10) Incorporated herein by reference to exhibits in Registrant's Form 8-K filed on October 16, 1995 (Commission File No. 1-9348).
(11) Incorporated herein by reference to exhibits in Registrant's Form 8-K filed on November 21, 1995 (Commission File No. 1-9348).
(12) Incorporated herein by reference to exhibit of same number in Registrant's annual report on Form 10-K for the fiscal year ended September 29, 1995 (Commission File No. 1-9348).
(13) Incorporated herein by reference to exhibit of same number in Registrant's quarterly report on Form 10-Q for the fiscal quarter ended June 28, 1996 (Commission File No. 1-9348).
(14) Incorporated herein by reference to Appendix A to the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on January 23, 1996 (Commission File No. 1-9348).
(15) Incorporated herein by reference to exhibit of same number in Registrant's quarterly report on Form 10-Q for the fiscal quarter ended March 28, 1997 (Commission File No. 1-9348).
(16) Incorporated herein by reference to exhibit of same number in Registrant's quarterly report on Form 10-Q for the fiscal quarter ended June 27, 1997 (Commission File No. 1-9348).
(17) Incorporated herein by reference to exhibits in Registrant's Form 8-K filed on February 18, 1997 (Commission File No. 1-9348).
(18) Incorporated herein by reference to exhibits in Registrant's Form 8-K filed on July 7, 1997 (Commission File No. 1-9348).
(19) Incorporated herein by reference to exhibit of same number in Registrant's annual report on Form 10-K for the fiscal year ended October 3, 1997 (Commission File No. 1-9348).

(b) Reports on Forms 8-K: The following reports were filed on Forms 8-K during fiscal 1998.

  . Form 8-K dated October 28, 1998, reporting the change in fiscal year end.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      QMS, Inc.

                                          /s/  Edward E. Lucente
Date: December 11, 1998               By: _____________________________________
                                          Edward E. Lucente
                                          President

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: December 11, 1998                   /s/ Edward E. Lucente
                                          -------------------------------------
                                          Edward E. Lucente
                                          President and Director (Principal
                                          Executive Officer)

Date: December 11, 1998                   /s/ James A. Wallace
                                          -------------------------------------
                                          James A. Wallace
                                          Chief Financial Officer and Director
                                          (Principal Financial and Accounting
                                          Officer)

Date: December 11, 1998                   /s/ James L. Busby
                                          -------------------------------------
                                          James L. Busby
                                          Director

Date: December 11, 1998                   /s/ Charles D. Daley
                                          -------------------------------------
                                          Charles D. Daley
                                          Director

Date: December 11, 1998                   /s/ Lucius E. Burch, III
                                          -------------------------------------
                                          Lucius E. Burch, III
                                          Director

Date: December 11, 1998                   /s/ Michael C. Dow
                                          -------------------------------------
                                          Michael C. Dow
                                          Director

Date: December 11, 1998                   /s/ S. Felton Mitchell, Jr.
                                          -------------------------------------
                                          S. Felton Mitchell, Jr.
                                          Director

Date: December 11, 1998                   /s/ Jack Edwards
                                          -------------------------------------
                                          Jack Edwards
                                          Director

Date: December 11, 1998                   /s/ Rigdon Currie
                                          -------------------------------------
                                          Rigdon Currie
                                          Director

                                    INDEX

    3. Exhibits:

         EXHIBIT
         NUMBER                             DESCRIPTION
         -------                            -----------
        3(a)       Restated Certificate of Incorporation, as amended as of
                   February 17, 1987(1), and Certificate of Amendment thereto filed with the Secretary of State of Delaware as of January
                   31, 1991.(2)
        3(b)       Bylaws of Registrant.(1)
        4(a)       The rights of security holders are defined in Articles 4, 9 and 10 of the Restated Certificate of Incorporation of the
                   Registrant, Articles II, VI and VII of the Bylaws of the
                   Registrant and the Rights Agreement. [Incorporated herein by reference to Exhibits 3(a), 3(b) and 4(b), respectively.]
        4(b)       Rights Agreement dated November 30, 1988.(3)
        10(a)(i)   Cash or Deferred Retirement Plan, as amended and restated as of December 17, 1993.(4)*
        10(a)(ii)  Trust Agreement dated November 1, 1993, relating to the Cash or Deferred Retirement Plan as amended by an Amendment to
                   the Trust Agreement dated December 28, 1993.(4)
        10(c)(i)   Form of 1987 Stock Option Plan, as amended and restated as of December 13, 1990.(2)*
        10(c)(ii)  Form of First Amendment to the 1987 Stock Option Plan
                   effective November 7, 1991.(2)*
        10(d)      Supplemental Executive Retirement Plan Agreements dated
                   September 30, 1991.(4)*
        10(e)(i)   Worldwide Master Purchase Agreement 90-01 among Canon
                   U.S.A., Inc., Canon Europa, N.V. and QMS, Inc. dated October
                   1, 1990.(5)
        10(e)(ii)  SX/TX/LX Worldwide Master Purchase Agreement 90-02 among
                   Canon U.S.A., Inc., Canon Europa, N.V. and QMS, Inc. dated
                   October 1, 1990.(5)
        10(e)(iii) LBP-20 Purchase Agreement 90-03-LBP-20 between Canon U.S.A.,
                   Inc. and QMS, Inc. dated October 1, 1990.(5)
        10(h)      Form of Executive Agreement entered into with: James L.
                   Busby, Donald L. Parker, Ph.D., Charles D. Daley and James
                   K. Doan.(7)*
        10(m)      QMS, Inc. Employee Stock Purchase Plan.(14)
        10(o)      Stock Option Plan, dated July 30, 1984(8)*, together with
                   First Amendment thereto effective as of January 1, 1987(1)*,
                   Second Amendment thereto effective as of November 10,
                   1987(1)*, Third Amendment thereto effective as of April 6,
                   1989(7)*, Fourth Amendment thereto effective as of January
                   1, 1990(6)* and Fifth Amendment thereto effective as of
                   November 7, 1991.(2)*

         EXHIBIT
          NUMBER                            DESCRIPTION
         -------                            -----------
        10(p)       Stock Option Plan for Directors.(9)*
        10(q)(i)    Share Purchase Agreement dated October 12, 1995, between
                    Jalak Investments B.V. and QMS, Inc.(10)
        10(q)(ii)   Promissory Note dated October 16, 1995, in the original
                    principal amount of U.S. $4,000,000 from QMS Europe B.V.
                    and QMS Australia PTY Ltd. in favor of QMS, Inc.(10)
        10(q)(iii)  Pledge and Security Agreement and Pledging of Shares, each dated October 16, 1995, by Jalak Investments, B.V. in favor of QMS, Inc.(10)
        10(q)(iv)   Deed of Subordination and Pledge dated October 16, 1995, by and among QMS, Inc., QMS Europe B.V. and Credit Lyonnais
                    Bank Nederland N.V.(10)
        10(q)(v)    Master Distributor Agreement dated October 16, 1995, among the Registrant, QMS Europe B.V. and QMS Australia PTY
                    Ltd.(10)
        10(q)(vi)   Trademark and Trade Name License Agreement dated October
                    16, 1995, between QMS Europe B.V. and QMS, Inc.(10)
        10(r)       Loan and Security Agreement dated November 7, 1995, by and between QMS, Inc. and Foothill Capital Corporation.(11)
        10(r)(i)    Stock Pledge Agreement dated November 7, 1995, by and
                    between QMS, Inc. and Foothill Capital Corporation.(11)
        10(r)(ii)   Term Note A dated November 7, 1995, in the original
                    principal amount of $1,750,000 from QMS, Inc. in favor of
                    Foothill Capital Corporation.(11)
        10(r)(iii)  Term Note B dated November 7, 1995, in the original principal amount of $5,000,000 from QMS, Inc. in favor of
                    Foothill Capital Corporation.(11)
        10(r)(iv)   Trademark Security Agreement dated November 7, 1995, made
                    by QMS, Inc. in favor of Foothill Capital Corporation.(11)
        10(r)(v)    QMS, Inc. Warrant to Purchase 100,000 shares of Common
                    Stock, dated November 7, 1995.(11)
        10(r)(vi)   General Security Agreement dated November 7, 1995, by and
                    between QMS Canada Inc. in favor of Foothill Capital
                    Corporation.(11)
        10(r)(vii)  General Continuing Guaranty dated November 7, 1995, by QMS
                    Canada Inc. in favor of Foothill Capital Corporation.(11)
        10(r)(viii) Security Agreement dated November 7, 1995, by and between
                    Foothill Capital Corporation and QMS Canada Inc.(11)
        10(r)(ix)   General Continuing Guaranty dated November 7, 1995, by QMS
                    Circuits, Inc. in favor of Foothill Capital
                    Corporation.(11)
        10(r)(x)    Security Agreement dated November 7, 1995, between Foothill
                    Capital Corporation and QMS Circuits, Inc.(11)
        10(r)(xi)   Amendment Number One dated December 4, 1995, to the Loan
                    and Security Agreement dated November 7, 1995.(13)
        10(r)(xii)  Amendment Number Two dated February 7, 1996, to the Loan and Security Agreement dated November 7, 1995.(13)

          EXHIBIT
          NUMBER                             DESCRIPTION
          -------                            -----------
        10(r)(xiii)  Amendment Number Three dated July 31, 1996, to the Loan and Security Agreement dated November 7, 1995.(13)
        10(r)(xiv)   Waiver Agreement dated May 5, 1997, waiving certain
                     provisions of the Loan and Security Agreement.(15)
        10(r)(xv)    Amendment Number Five dated June 3, 1997, to the Loan and
                     Security Agreement.(16)
        10(r)(xvi)   Amendment Number Four dated January 22, 1997, to the Loan
                     and Security Agreement.
        10(r)(xvii)  Amendment Number Six dated October 8, 1997, to the Loan and Security Agreement.
        10(r)(xviii) Amendment Number Seven dated September 23, 1998, to the
                     Loan and Security Agreement.
        10(r)(xix)   Amendment Number Eight dated November 17, 1998, to the
                     Loan and Security Agreement.
        10(s)(i)     Asset Purchase Agreement dated September 30, 1995, between
                     QMS Japan Kabushiki Kaisha ("QMS Japan KK") and QMS,
                     Inc.(12)
        10(s)(ii)    Assumption of Liabilities dated September 30, 1995, by QMS
                     Japan KK.(12)
        10(s)(iii)   Inventory Johto-Tampo Agreement dated September 30, 1995,
                     between QMS Japan KK and QMS, Inc.(12)
        10(s)(iv)    Master Distributor Agreement dated September 30, 1995,
                     between QMS Japan KK and QMS, Inc.(12)
        10(s)(v)     Promissory Note dated September 30, 1995, in the original
                     principal amount of U.S. $3,000,000 from Yoji Kawai in
                     favor of QMS Japan KK.(12)
        10(s)(vi)    Promissory Note dated September 30, 1995, in the original
                     principal amount of U.S. $500,000 from Yoji Kawai in favor of QMS Japan KK.(12)
        10(s)(vii)   Trademark and Trade Name License Agreement dated December
                     7, 1995, between QMS Japan KK and QMS, Inc.(12)
        10(s)(viii)  Assumption Agreement dated December 7, 1995, between QMS
                     Japan KK and QMS, Inc.(12)
        10(t)        Sale-Leaseback Agreement between QMS, Inc. and Ink (AL)
                     QRS 12-21, Inc. dated February 18, 1997.(17)
        10(t)(i)     Waiver agreement between Ink (AL) QRS 12-21, Inc. and QMS,
                     Inc. dated December 8, 1997.(19)
        10(t)(ii)    Amendment to Warrant dated December 8, 1997, to the Sale-
                     Leaseback Agreement.(19)
        10(t)(iii)   Waiver agreement between Ink (AL) QRS 12-21, Inc. and QMS,
                     Inc. dated November 17, 1998.
        10(u)        Agreement dated July 7, 1997, between QMS, Inc. and James
                     L. Busby.(18)
        10(v)        Agreement dated August 7, 1997, between QMS, Inc. and
                     Donald L. Parker.(19)
        10(w)        QMS, Inc.--Genicom Corporation Strategic Partner
                     Agreement.(19)
        11           Statement Regarding Computation of Earnings Per Share.
        21           Subsidiaries of the Registrant.
        23           Independent Auditors' Consent
        27           Financial Data Schedules

--------
*  Indicates a management contract or compensatory plan or arrangement.
(1) Incorporated herein by reference to exhibit of same number in Registrant's annual report on Form 10-K for the fiscal year ended October 2, 1987 (Commission File No. 1-9348).
(2) Incorporated herein by reference to exhibit of same number in Registrant's annual report on Form 10-K for the fiscal year ended September 27, 1991 (Commission File No. 1-9348).
(3) Incorporated herein by reference to exhibit of same number in Registrant's annual report on Form 10-K for the fiscal year ended September 30, 1988 (Commission File No. 1-9348).
(4) Incorporated herein by reference to exhibit of same number in Registrant's annual report on Form 10-K for the fiscal year ended October 1, 1993 (Commission File No. 1-9348).
(5) Incorporated herein by reference to exhibit of same number in Registrant's annual report on Form 10-K for the fiscal year ended October 2, 1992 (Commission File No. 1-9348).
(6) Incorporated herein by reference to exhibit of same number in Registrant's quarterly report on Form 10-Q for the quarter ended April 1, 1988 (Commission File No. 1-9348).
(7) Incorporated herein by reference to exhibit of same number in Registrant's annual report on Form 10-K for the fiscal year ended September 29, 1989 (Commission File No. 1-9348).
(8) Incorporated herein by reference to exhibit of same number in Registrant's Registration Statement on Form S-1, filed September 19, 1984 (Registration No. 2-93329).
(9) Incorporated herein by reference to Appendix B to the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on January 25, 1994 (Commission File No. 1-9348).
(10) Incorporated herein by reference to exhibits in Registrant's Form 8-K filed on October 16, 1995 (Commission File No. 1-9348).
(11) Incorporated herein by reference to exhibits in Registrant's Form 8-K filed on November 21, 1995 (Commission File No. 1-9348).
(12) Incorporated herein by reference to exhibit of same number in Registrant's annual report on Form 10-K for the fiscal year ended September 29, 1995 (Commission File No. 1-9348).
(13) Incorporated herein by reference to exhibit of same number in Registrant's quarterly report on Form 10-Q for the fiscal quarter ended June 28, 1996 (Commission File No. 1-9348).
(14) Incorporated herein by reference to Appendix A to the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on January 23, 1996 (Commission File No. 1-9348).
(15) Incorporated herein by reference to exhibit of same number in Registrant's quarterly report on Form 10-Q for the fiscal quarter ended March 28, 1997 (Commission File No. 1-9348).
(16) Incorporated herein by reference to exhibit of same number in Registrant's quarterly report on Form 10-Q for the fiscal quarter ended June 27, 1997 (Commission File No. 1-9348).
(17) Incorporated herein by reference to exhibits in Registrant's Form 8-K filed on February 18, 1997 (Commission File No. 1-9348).
(18) Incorporated herein by reference to exhibits in Registrant's Form 8-K filed on July 7, 1997 (Commission File No. 1-9348).
(19) Incorporated herein by reference to exhibit of same number in Registrant's annual report on Form 10-K for the fiscal year ended October 3, 1997 (Commission File No. 1-9348).

(b) Reports on Forms 8-K: The following reports were filed on Forms 8-K during fiscal 1998.

  . Form 8-K dated October 28, 1998, reporting the change in fiscal year end.