Form 10-Q
period 1999-01-01
QMS INC
filed 1999-02-11
CIK 710983

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q

(Mark One)

/    /    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended

                                       OR

/ X /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from October 3, 1998  to January 1, 1999


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


      APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of the issuer's common stock, as of the latest practicable date
      10,698,810 at January 29, 1999.

                           QMS, INC. AND SUBSIDIARIES


                                     INDEX



PART I - FINANCIAL INFORMATION                                   PAGE NUMBER


  Item 1.  Financial Statements
     Condensed Consolidated Balance Sheets
       (unaudited) as of January 1, 1999, and
       October 2, 1998                                            3 - 4
     Condensed Consolidated Statements of Income
       (unaudited) for the three months ended
       January 1, 1999, and January 2, 1998                         5
     Condensed Consolidated Statements of Comprehensive
       Income (unaudited) for the three months ended
       January 1, 1999, and January 2, 1998                         6
     Condensed Consolidated Statements of Cash Flows
       (unaudited) for the three months ended
       January 1, 1999, and January 2, 1998                         7
     Notes to Condensed Consolidated Financial Statements
       (unaudited)                                                8 - 9

  Item 2.  Management's Discussion and Analysis of Financial

        Condition and Results of Operations                      10 - 13

  Item 3.  Quantitative and Qualitative Disclosures About
        Market Risk                                                 14


PART II - OTHER INFORMATION                                         15

  Item 1.   Legal Proceedings
  Item 2.   Changes in Securities
  Item 3.   Defaults upon Senior Securities
  Item 4.   Submission of Matters to a Vote of Security Holders
  Item 5.   Other Information
  Item 6.   (a)   Exhibits
            (b)   Reports on Form 8 - K

SIGNATURES                                                           16












                           QMS, INC. AND SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   as of January 1, 1999, and October 2, 1998
                                  (Unaudited)


                                                                                     January 1,            October 2,
in thousands                                                                             1999                1998

ASSETS

CURRENT ASSETS
    Cash and Cash Equivalents                                                      $       1,707         $       2,754
    Trade Receivables (less allowance for doubtful
      accounts of $484 at January 1, 1999, and $512
      at October 2, 1998)                                                                 22,747                21,636
    Note Receivable (net)                                                                    146                 3,239
    Inventories:
         Raw Materials                                                                     6,419                 5,962
         Work in Process                                                                   2,132                 2,158
         Finished Goods                                                                   20,767                18,643
         Inventory Reserves                                                               (3,629)               (3,673)
                                                                                          -------               -------
             Total Inventories, Net                                                       25,689                23,090
    Other Current Assets                                                                   2,944                 2,248
                                                                                          -------               -------
         Total Current Assets                                                             53,233                52,967
                                                                                          -------               -------

PROPERTY, PLANT, AND EQUIPMENT                                                            35,990                35,881
    Less Accumulated Depreciation                                                         31,255                30,932
                                                                                          -------               -------
         Total Property, Plant, and Equipment, Net                                         4,735                 4,949

CAPITALIZED AND DEFERRED SOFTWARE                                                         10,155                 9,271

PREPAID RENT (Note 6)                                                                      1,300                 1,300

OTHER ASSETS, NET                                                                            871                   868
                                                                                          -------               -------
    TOTAL ASSETS                                                                   $      70,294         $      69,355
                                                                                          =======               =======

See Notes to Condensed Consolidated Financial Statements







                                                     QMS, INC. AND SUBSIDIARIES

                                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                             as of January 1, 1999, and October 2, 1998
                                                            (Unaudited)

                                                                                       January 1,         October 2,
in thousands                                                                             1999                1998

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts Payable                                                               $      14,363         $      12,999
    Revolving Credit Loan and Short-Term Debt                                              7,306                 5,981
    Current Maturities of Capital Lease Obligations                                          218                   330
    Employment Costs                                                                       3,851                 3,713
    Deferred Service Revenue                                                               7,453                 7,761
    Other Current Liabilities :

         Warranty Accrual                                                                  1,298                 1,208
         Accrued Management Transition Expenses                                              644                   697
         Other                                                                             3,708                 5,298
                                                                                          -------               -------
             Total Other Current Liabilities                                               5,650                 7,203
                                                                                          -------               -------
                Total Current Liabilities                                                 38,841                37,987
                                                                                          -------               -------

CAPITAL LEASE OBLIGATIONS                                                                    326                   383

OTHER LIABILITIES
    Deferred Service Revenue                                                                 839                   897
    Deferred Compensation                                                                  2,638                 2,718
    Accrued Management Transition Expenses                                                   421                   424
    Other Liabilities                                                                        790                   908
                                                                                          -------               -------
         Total Other Liabilities                                                           4,688                 4,947
                                                                                          -------               -------
STOCKHOLDERS' EQUITY                                                                      26,439                26,038
                                                                                          -------               -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $      70,294         $      69,355
                                                                                          =======               =======
See Notes to Condensed Consolidated Financial Statements








                           QMS, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
        For the Three Months Ended January 1, 1999, and January 2, 1998
                                   (Unaudited)


                                                                             Three Months Ended
                                                                       January 1,               January 2,
in thousands, except per share amounts                                    1999                      1998

NET SALES
    Printers and Supplies                                           $        31,525           $        20,231
    Service                                                                   7,813                     8,347
                                                                             ------                    ------
  Total Net Sales                                                            39,338                    28,578
                                                                             ------                    ------
COST OF GOODS SOLD
    Printers and Supplies                                                    24,451                    14,506
    Service                                                                   4,875                     4,999
                                                                             ------                    ------
         Total Cost of Goods Sold                                            29,326                    19,505
                                                                             ------                    ------
GROSS PROFIT
    Printers and Supplies                                                     7,074                     5,725
    Service                                                                   2,938                     3,348
                                                                             ------                    ------
         Total Gross Profit                                                  10,012                     9,073
                                                                             ------                    ------

OPERATING EXPENSES                                                            9,777                     8,844
                                                                             ------                    ------
OPERATING INCOME                                                                235                       229

OTHER INCOME (EXPENSE)
    Interest Income                                                              51                        98
    Interest Expense                                                           (193)                      (80)
    Miscellaneous Income                                                         23                       158
                                                                             -------                   -------
         Total Other Income (Expense)                                          (119)                      176
                                                                             -------                   -------

INCOME BEFORE INCOME TAXES                                                      116                       405

INCOME TAX PROVISION                                                              4                         4
                                                                             -------                   -------
NET INCOME                                                          $           112           $           401
                                                                             =======                   =======
EARNINGS PER COMMON SHARE (Note 3)
    Basic and Diluted                                               $          0.01           $          0.04

SHARES USED IN PER SHARE COMPUTATION (Note 3)
    Basic                                                                    10,697                    10,697
    Diluted                                                                  10,876                    10,701

See Notes to Condensed Consolidated Financial Statements





                                                     QMS, INC. AND SUBSIDIARIES

                                     CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  For the Three Months Ended January 1, 1999, and January 2, 1998
                                                             (Unaudited)

                                                                             Three Months Ended
                                                                       January 1,               January 2,
in thousands                                                              1999                      1998

Net Income                                                          $           112           $           401

Other Comprehensive Income, Net of Tax:
    Canadian  Currency Translation Adjustments                                   43                      (213)

    Japanese  Currency Translation Adjustments                                  241                         0
                                                                                ---                      -----
         Total Other Comprehensive Income                                       284                      (213)
                                                                                ---                      -----
Comprehensive Income                                                $           396           $           188
                                                                                ===                      =====

See Notes to Condensed Consolidated Financial Statements



                                                     QMS, INC. AND SUBSIDIARIES

                                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  For the Three Months Ended January 1, 1999, and January 2, 1998
                                                             (Unaudited)

                                                                                          Three Months Ended
                                                                                   January 1,             January 2,
in thousands                                                                          1999                   1998

Cash Flows from Operating Activities:
    Net Income                                                                   $          112          $          401
    Adjustments to Reconcile Net Income to Net Cash
        Provided by (Used in) Operating Activities:
         Depreciation of Property, Plant and Equipment                                      576                     529
         Amortization of Capitalized and Deferred Software                                1,968                   1,839
         Provision for Losses on Inventory                                                  795                     673
         Other                                                                                0                    (125)
    Net Change in Assets and Liabilities that Provided
        (Used) Cash:
         Trade Receivables                                                               (1,111)                 (2,524)
         Inventories, Net                                                                (3,394)                   (191)

         Accounts Payable                                                                 1,364                   3,913
         Other                                                                             (785)                 (2,681)
                                                                                         -------                 -------
             Net Cash Provided by (Used in) Operating Activities                           (475)                  1,834
                                                                                         -------                 -------
Cash Flows from Investing Activities:
    Collections of Notes Receivable                                                       1,593                       0
    Purchase of Property, Plant and Equipment                                              (410)                    (95)
    Proceeds from Disposal of Property, Plant and Equipment                                   0                     399
    Additions to Capitalized and Deferred Software Costs                                 (2,912)                 (1,372)
                                                                                         -------                 -------
         Net Cash Used in Investing Activities                                           (1,729)                 (1,068)
                                                                                         -------                 -------
Cash Flows from Financing Activities:
    Proceeds from Debt                                                                    1,325                       0
    Payments of Debt and Capital Lease Obligations                                         (168)                   (726)
    Other                                                                                     0                      45
                                                                                         -------                 -------
         Net Cash Provided by (Used in) Financing Activities                              1,157                    (681)
                                                                                         -------                 -------
Net Change in Cash and Cash Equivalents                                                  (1,047)                     85
Cash and Cash Equivalents at Beginning of Period                                          2,754                     612
                                                                                         -------                 -------
Cash and Cash Equivalents at End of Period                                       $        1,707          $          697
                                                                                         =======                 =======
See Notes to Condensed Consolidated Financial Statements





                           QMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.MANAGEMENT OPINION

  In the opinion of management, the condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of January 1, 1999, the results of operations and changes in cash flows for the three months ended January 1, 1999, and January 2, 1998. The results of operations for the three months ended January 1, 1999, are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 1999. Certain reclassifications have been made to fiscal 1998 amounts to conform to the transitional period ending January 1, 1999, presentation.


2.FISCAL YEAR CHANGE AND TRANSITION PERIOD

  On October 28, 1998, the Company's Board of Directors modified its accounting periods effective in fiscal 1999, from a fiscal year ending on the Friday closest to September 30 to a fiscal year ending on the Friday closest to December 31. Accordingly, this Form 10-Q is for the three-month transition period ended on January 1, 1999. In connection with this fiscal year change, the Company will include audited financial statements for this three-month transition period ended January 1, 1999, in its annual report on Form 10-K for its new fiscal year ended December 31, 1999.


3.EARNINGS PER SHARE

  The Company has adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Basic and diluted earnings per share computations are based on the weighted average number of common shares outstanding during the period and the diluted earnings per share also includes the dilutive effect of the assumed exercise of stock options.


4.COMPREHENSIVE INCOME

  The Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." which establishes new rules for the reporting of comprehensive income and its components. Comprehensive income consists of net income and foreign currency translation adjustments and is reflected in the Condensed Consolidated Statements of Comprehensive Income. Due to the Company's available operating loss carryforwards, there was no income tax expense related to the components of other comprehensive income for the three months ended January 1, 1999.



5.RECENTLY ISSUED ACCOUNTING STANDARDS

  In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which will be effective for the Company's annual 1999 financial statements. Management does not expect the adoption of this Statement to have a material impact on the Company's disclosures.

  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which will be effective for the Company in fiscal 2000. Management has not determined the effect of SFAS No. 133 on its financial statements.


6.PREPAID RENT

  At October 3, 1997, and October 2, 1998, the Company was not in compliance with the Net Worth covenant contained in the 1997 sale-leaseback agreement for the Mobile headquarters. On December 8, 1997, the Company obtained a one-year waiver of non-compliance through October 5, 1998, from the lessor in exchange for $1.3 million in prepaid rent and an amendment to a related warrant agreement. On November 17, 1998, the Company obtained a continuation of the waiver of non-compliance from the lessor through December 31, 1999, in exchange for continuing the $1.3 million in prepaid rent.

  At the end of the waiver period, the Company may be out of compliance with one or more covenants contained in the lease agreement. Among the remedies available to the landlord is the acceleration of all rent for the initial lease term, cancellation of the lease, or all other remedies available at law. Management believes over the next year through further negotiations another extension of the waiver or a permanent revision of the covenant will be obtained.


7.COMMITMENTS AND CONTINGENCIES

  As of January 1, 1999, the Company had a commitment of approximately $15.3 million under contracts to purchase print engines and related components and approximately $8.2 million under contracts to purchase spares and consumables.

  The Company is a defendant in various litigation and claims in the normal course of business. Based on consultation with the relevant counsel in these matters, management is of the opinion that the ultimate resolution of such litigation and claims will not materially affect the Company's financial position, results of operations, or cash flows.


                           QMS, INC. AND SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION
               ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
________________________________________________________________________________
Results of Operations


Net income for the three months ended January 1, 1999, was $112,000 on net sales of $39.3 million compared to net income of $401,000 for the three months ended January 2, 1998, on net sales of $28.6 million. This reduction in net income is due primarily to lower gross margins, particularly in hardware sales.

Table 1 - Net Sales Comparisons for Key Product Groups



                                                       Three months ended
                                    -----------------------------------------------------------------
                                    January 1,                January 2,
    (000's)                             1999                      1998                    Difference
Hardware                           $       8,951             $       8,680              $         271
Consumables                                7,074                     6,980                         94
Service                                    7,813                     8,838                     (1,025)
Europe                                     6,045                     2,638                      3,407
Japan                                      8,959                     1,142                      7,817
All Other                                    496                       300                        196
                                          ------                    ------                     -------
Total                              $      39,338             $      28,578              $      10,760
                                          ======                    ======                     =======
Table 2 - Hardware and International Sales Comparisons

                                                       Three months ended
                                    ------------------------------------------------------------------
                                    January 1,                January 2,
    (000's)                             1999                      1998                   Difference
    Hardware Sales
U.S./Canada - Direct               $       1,370             $       6,631              $      (5,261)
U.S./Canada - Reseller                     5,562                     1,304                      4,258
Latin America & Other                        565                       567                         (2)
OEM                                        1,454                       178                      1,276
                                           -----                     -----                      ------
Total Hardware                     $       8,951             $       8,680              $         271
                                           =====                     =====                      ======
     Europe Sales
Controller Boards                  $       3,261             $       1,260              $       2,001
Commissions                                2,784                     1,378                      1,406
                                           -----                     -----                      ------
Total Europe                       $       6,045             $       2,638              $       3,407
                                           =====                     =====                      ======

Net sales for the three months ended January 1, 1999, increased 37.7% from net sales for the three months ended January 2, 1998. While service revenues were down by $1.0 million (11.6%), revenues in Europe and Japan increased $3.4 million (129.2%) and $7.8 million (684.5%), respectively.

The decrease in service revenue reflects the decreasing cost of new printers and the tendency to replace rather than repair or maintain printers.

Europe revenue includes both controller board sales at cost and commissions earned on product sales. Controller board sales and commissions for Europe increased 158.8% and 102.0%, respectively. The increase in Europe revenue is primarily from sales of the magicolor 2(R) product. European demand for magicolor 2 and other color products is expected to remain strong throughout this year.
During the three months ended January 2, 1998, Japan revenue included product and commission revenue for Japan, Korea, and other Pacific Rim countries. This revenue was generated through an independent company, QMS Japan KK, which, until September 1998, had exclusive rights to distribute QMS products throughout these countries. In September 1998, the Company reestablished its wholly owned subsidiary in Japan. Sales that had occurred through a master distributor in Japan are now being made through the Company's Japanese subsidiary, thereby eliminating the receipt of commissions on distributor sales. This change enables the Company to pursue and expand OEM agreements with other Japanese companies.

Hardware and accessory sales for the three months ended January 1, 1999, were $9.0 million, an increase of 3.1% over the same period ending January 2, 1998. The direct market net sales were down $5.3 million (79.3%) for the three months ended January 1, 1999, compared to the three months ended January 2, 1998, while the reseller and OEM net sales increased by $4.3 million (326.5%) and $1.3
million (716.9%), respectively, for the same periods.   This shift reflects the
change implemented in February 1998 to move from a direct sales force to distributors and value added resellers, combining direct and reseller sales channels. Management expects a continued increase in the reseller distribution channel and a corresponding decrease in the direct channel over the next several quarters.

Overall, the Company's gross profit increased $939,000, from $9,073,000 to $10,012,000, as a result of higher net sales. While the gross profit increased,
the gross profit margin decreased from 31.7% to 25.5%.   Hardware margins in
particular were down approximately 20% compared to the same period in the prior year due to pricing competition. In addition, reestablishing the Japan subsidiary decreased profit margins as distributor commissions were replaced with more typical sales margins.

The operating expenses increased $933,000 (from $8,844,000 to $9,777,000 for the three months ended January 2, 1998, and January 1, 1999, respectively) but decreased as a percentage of sales from 30.9% to 24.9%. Of the $933,000 increase in operating expenses, $885,000 was caused by the addition of Japanese operating expenses. The decrease in spending as a percentage of sales is primarily due to the additional Japanese sales but also reflects management's continued focus on cost reduction.

Total other income and expense was a net expense of $119,000 for the three months ended January 1, 1999, compared to a net income of $176,000 for the three months ended January 2, 1998. This $295,000 decrease to net profit for the current period is a result of a $193,000 gain on the sale of capital equipment during the three months ended January 2, 1998, and an increase of $113,000 in interest expense due to higher revolving credit balances in the three-month period ended January 1, 1999.

Income taxes reflect estimated foreign and domestic income taxes required by foreign tax treaties and federal alternative minimum taxes. The Company has available operating loss carryforwards and income tax credits which reduce the effective alternative minimum tax rate to 2%.

Financial Condition

Current and long-term notes receivable decreased by approximately $3.1 million from the October 2, 1998, balances, reflecting the payment in full from Europe against their note receivable and $93,000 received from Japan in reduction of their note balance. Accounts receivable and net inventories increased $1.1 million and $2.6 million, respectively, for the three months ended January 1, 1999, due to higher sales and the introduction of new product lines. Accounts payable increased $1.4 million for the same period due to higher purchases.

The Company expects accounts receivable and accounts payable to remain at higher levels than the October 2, 1998, balances because of higher sales and production volumes.


Liquidity and Capital Resources

During the three months ended January 1, 1999, the Company's working capital and capital expenditure requirements came principally from operations. The Company's net working capital as of January 1, 1999, improved to $14.4 million compared to $12.5 million at January 2, 1998. This increase is due entirely to Japanese operations and the additional working capital requirements of a foreign subsidiary in cash and receivables.

At January 1, 1999, the Company had borrowings of $7.3 million under the revolving credit facility and cash on hand totaled $1.7 million. Total borrowing capacity under this credit facility is $30.0 million, although availability at any point in time is a function of eligible accounts receivable and inventory levels. At January 1, 1999, total availability was $12.2 million.

The revolving credit facility expires in November 1999. The Company is considering renewing the credit facility or pursuing other financing options. Management expects that existing cash plus available credit will be sufficient to meet cash flow requirements during the coming year.


Foreign Currency Exchange Rates

The Company purchases print engine mechanisms and memory components from several Japanese suppliers. Fluctuations in Japanese yen currency exchange rates will affect the prices of these products. The Company may attempt to mitigate some negative impacts through yen-sharing arrangements with suppliers; however, material price increases resulting from unfavorable exchange rate fluctuations could adversely affect operating results.

The effect of yen fluctuations on material prices are also offset in part by yen-based Japanese sales. Roughly 20% of all Company sales are in Japanese yen, which causes sales and profit margins to increase when yen values increase.


Sale-Leaseback Agreement

At October 3, 1997, and October 2, 1998, the Company was not in compliance with the Net Worth covenant contained in the 1997 sale-leaseback agreement for the Mobile headquarters. On December 8, 1997, the Company obtained a one-year waiver of non-compliance through October 5, 1998, from the lessor in exchange for $1.3 million in prepaid rent and an amendment to a related warrant agreement. On November 17, 1998, the Company obtained a continuance of the waiver of non-compliance from the lessor through December 31, 1999, in exchange for continuing the $1.3 million in prepaid rent.

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


Year 2000 Compliance

State of Readiness - In March 1997, the Company developed and began implementing plans to review its purchased and developed software for Year 2000 compliance. The plan addresses the major areas listed below.

     1.    IT Systems and Applications

     The Company has identified 218 internal systems and applications components; of these, 52 were identified as critical. As of January 27, 1999, all but four of these critical systems have been verified as Year 2000 compliant. The remaining four should be compliant by the end of February 1999.

     The Company has contacted all critical IT (information technology) systems and applications vendors and has received letters of compliance from them and system upgrades as required. The Year 2000 review for IT systems and applications was completed in November 1998. The last of the IT systems upgrades should be complete by February 1999. The Company has performed basic component testing following the guidelines defined by the BSI Year 2000 compliance definition. Because of the testing results to date, the Company does not currently foresee the need for additional contingency plans for these IT components

     2.    Critical Non-IT Suppliers and Vendors

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

Costs - The Company expects to spend approximately $150,000 in connection with the Year 2000 remediation. The Company has concluded all necessary purchases and has spent approximately $138,000 to date.

Risks and Reasonably Likely Worst Case Scenarios - Although the Company has not identified any specific areas of risk, general market Year 2000 problems outside of the Company's control could have an adverse effect on the Company's operating results.

Contingency and Business Continuation Plan - The Company will evaluate the need for a formal Year 2000 contingency plan by June 1999.


                           QMS, INC. AND SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION
               ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
                               ABOUT MARKET RISK
________________________________________________________________________________

The Company is exposed to market risk primarily from changes in foreign currency exchange rates and to a lesser extent interest rates. The following describes the nature of the risks and demonstrates that, in general, such market risk is not material to the Company.

Foreign Currency Exchange Risk

At October 2, 1998, the Company had sales in over 28 countries worldwide. These sales outside the United States accounted for approximately 25 percent of worldwide sales. In 1999, the Company expects this percentage to increase slightly with approximately 18% of sales being in Japanese yen. Over ninety percent of these foreign sales are denominated in currencies of the local country. As such, the Company's reported profits and cash flows are exposed to changing exchange rates.

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

Prior to 1998, the Company on occasion has used derivatives to hedge specific risk situations involving foreign currency exposures. No such derivatives were held at January 1, 1999.

Interest Rate Risk

The financial liabilities of the Company that are exposed to changes in interest rates are limited to short-term borrowings. The stated rate of interest for borrowings under the revolving credit agreement is one and one-half percent over prime. Management believes interest rate risk for the Company is not significant due to the relatively low short-term debt balance.

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





                                         QMS, INC.
                                         (Registrant)





Date:      February 10, 1999               /s/ Edward E. Lucente
                                         Edward E. Lucente
                                         President and Chief Executive Officer





Date:      February 10, 1999               /s/ James A. Wallace

                                         James A. Wallace
                                         Chief Financial Officer