Form 10-Q
period 1999-04-02
QMS INC
filed 1999-05-07
CIK 710983

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)

/ X /     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended          April 2, 1999

                                       OR

/    /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from                      to


                         Commission file number 1-9348

                                    QMS, INC.
             (Exact name of registrant as specified in its charter)


      DELAWARE                                          63-0737870
(State or other jurisdiction of
incorporation or organization)                           (I.R.S.  Employer
                                                        Identification Number)


      ONE MAGNUM PASS, MOBILE, AL                       36618
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


      APPLICABLE ONLY  TO CORPORATE  ISSUERS:   Indicate  the number  of  shares
outstanding of the issuer's common stock, as of the latest practicable date
      10,704,335 at April 30, 1999.


                           QMS, INC. AND SUBSIDIARIES

                                     INDEX


PART I - FINANCIAL INFORMATION                                                                   PAGE NUMBER

  Item 1.  Financial Statements
     Condensed Consolidated Balance Sheets
       (unaudited) as of April 2, 1999, and
       January 1, 1999                                                                            3 - 4
     Condensed Consolidated Statements of Operations
       (unaudited) for the three months ended
       April 2, 1999, and April 3, 1998                                                             5
     Condensed Consolidated Statements of Comprehensive
       Income (Loss) (unaudited) for the three months ended
       April 2, 1999, and April 3, 1998                                                             6
     Condensed Consolidated Statements of Cash Flows
       (unaudited) for the three months ended
       April 2, 1999, and April 3, 1998                                                             7
     Notes to Condensed Consolidated Financial Statements
       (unaudited)                                                                                8 - 9

  Item 2.  Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                                      10 - 14

  Item 3.  Quantitative and Qualitative Disclosures About
        Market Risk                                                                                 15


PART II - OTHER INFORMATION                                                                         16

  Item 1.         Legal Proceedings
  Item 2.         Changes in Securities
  Item 3.         Defaults upon Senior Securities
  Item 4.         Submission of Matters to a Vote of Security Holders
  Item 5.         Other Information
  Item 6.         (a)   Exhibits
                  (b)   Reports on Form 8 - K

SIGNATURES                                                                                           17



                           QMS, INC. AND SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    as of April 2, 1999, and January 1, 1999
                                  (Unaudited)


                                                                                     April 2,            January 1,
in thousands                                                                          1999                 1999

ASSETS

CURRENT ASSETS
    Cash and Cash Equivalents                                                      $       1,005         $       1,707
    Trade Receivables (less allowance for doubtful
      accounts of $520 at April 2, 1999, and $484
      at January 1, 1999)                                                                 27,747                22,747
    Note Receivable, Net                                                                     239                   146
    Inventories:
         Raw Materials                                                                    11,563                 6,419
         Work in Process                                                                   2,414                 2,132
         Finished Goods                                                                   21,116                20,767
         Inventory Reserves                                                               (5,191)               (3,629)
                                                                                          -------               -------
             Total Inventories, Net                                                       29,902                25,689
    Other Current Assets                                                                   3,186                 2,944
                                                                                          -------               -------
         Total Current Assets                                                             62,079                53,233
                                                                                          -------               -------

PROPERTY, PLANT, AND EQUIPMENT                                                            37,770                35,990
    Less Accumulated Depreciation                                                         31,635                31,255
                                                                                          -------               -------
         Total Property, Plant, and Equipment, Net                                         6,135                 4,735

CAPITALIZED AND DEFERRED SOFTWARE                                                         10,477                10,155

PREPAID RENT (Note 6)                                                                      1,300                 1,300

OTHER ASSETS, NET                                                                            798                   871
                                                                                           ------                ------

       TOTAL ASSETS                                                                   $    80,789         $      70,294
                                                                                           ======                ======

See Notes to Condensed Consolidated Financial Statements


                                                     QMS, INC. AND SUBSIDIARIES

                                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                             as of  April 2, 1999, and January 1, 1999
                                                            (Unaudited)

                                                                                         April 2,         January 1,
in thousands                                                                             1999                1999

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts Payable                                                               $      22,157         $      14,363
    Revolving Credit Loan and Short-Term Debt                                             10,837                 7,306
    Current Maturities of Capital Lease Obligations                                          422                   218
    Employment Costs                                                                       3,343                 3,851
    Deferred Service Revenue                                                               7,817                 7,453
    Other Current Liabilities :
         Warranty Accrual                                                                  1,341                 1,298
         Accrued Management Transition Expenses                                              644                   644
         Other                                                                             3,000                 3,708
                                                                                           ------                -----
       Total Other Current Liabilities                                                     4,985                 5,650
                                                                                          -------               ------
                Total Current Liabilities                                                 49,561                38,841
                                                                                          -------               ------
CAPITAL LEASE OBLIGATIONS                                                                  1,429                   326


OTHER LIABILITIES
    Deferred Service Revenue                                                                 775                   839
    Deferred Compensation                                                                  2,613                 2,638
    Accrued Management Transition Expenses                                                   405                   421
    Other Liabilities                                                                        680                   790
                                                                                          ------                 -----
         Total Other Liabilities                                                           4,473                 4,688
                                                                                          ------                ------
STOCKHOLDERS' EQUITY                                                                      25,326                26,439
                                                                                          ------                ------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $      80,789         $      70,294
                                                                                          ======                ======
See Notes to Condensed Consolidated Financial Statements



                           QMS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          For the Three Months Ended April 2, 1999, and April 3, 1998
                                   (Unaudited)




                                                                             Three Months Ended
                                                                         April 2,                 April 3,
in thousands, except per share amounts                                    1999                      1998

NET SALES
    Printers and Supplies                                           $        35,827           $        24,971
    Service                                                                   7,539                     9,650
                                                                             ------                    ------
         Total Net Sales                                                     43,366                    34,621
                                                                             ------                    ------
COST OF GOODS SOLD
    Printers and Supplies                                                    28,534                    18,275
    Service                                                                   4,791                     6,244
                                                                             ------                    ------
         Total Cost of Goods Sold                                            33,325                    24,519
                                                                             ------                    ------
GROSS PROFIT
    Printers and Supplies                                                     7,293                     6,696
    Service                                                                   2,748                     3,406
                                                                             ------                    ------
         Total Gross Profit                                                  10,041                    10,102
                                                                             ------                    ------

OPERATING EXPENSES                                                           10,640                     9,512
                                                                             ------                    ------
OPERATING INCOME  (LOSS)                                                       (599)                      590

OTHER INCOME (EXPENSE)
    Interest Income                                                              26                        90
    Interest Expense                                                           (247)                     (113)
    Miscellaneous Expense, Net                                                  (37)                      (39)
                                                                               -----                     -----
         Total Other Expense, Net                                              (258)                      (62)
                                                                               -----                     -----

INCOME (LOSS) BEFORE INCOME TAXES                                              (857)                      528

INCOME TAX PROVISION                                                             34                        51
                                                                               -----                     -----

NET INCOME (LOSS)                                                   $          (891)          $           477
                                                                               =====                     =====
EARNINGS (LOSS) PER COMMON SHARE (Note 3)
    Basic and Diluted                                               $         (0.08)          $          0.04

SHARES USED IN PER SHARE COMPUTATION (Note 3)
    Basic                                                                    10,700                    10,697
    Diluted                                                                  10,700                    10,768

See Notes to Condensed Consolidated Financial Statements


                           QMS, INC. AND SUBSIDIARIES

        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
          For the Three Months Ended April 2, 1999, and April 3, 1998
                                   (Unaudited)


                                                                             Three Months Ended
                                                                        April 2,                   April 3,
in thousands                                                              1999                       1998

Net Income (Loss)                                                   $          (891)          $           477

Other Comprehensive Income (Loss), Net of Taxes:

    Canadian  Currency Translation Adjustments                                  137                       (24)
    Japanese  Currency Translation Adjustments                                 (277)                        0
                                                                             -------                     -----
         Total Other Comprehensive Loss                                        (140)                      (24)
                                                                             -------                     -----

Comprehensive Income (Loss)                                         $        (1,031)          $            453
                                                                             =======                     =====

See Notes to Condensed Consolidated Financial Statements


                           QMS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the Three Months Ended April 2, 1999, and April 3, 1999
                                   (Unaudited)

                                                                                          Three Months Ended
                                                                                     April 2,              April 3,
in thousands                                                                          1999                   1998

Operating Activities:
    Net Income (Loss)                                                            $         (891)         $          477
    Adjustments to Reconcile Net Income (Loss) to Net Cash
        Provided by (Used in) Operating Activities:
         Depreciation of Property, Plant and Equipment                                      596                     514
         Amortization of Capitalized and Deferred Software                                2,288                   2,157
         Provision for Losses on Inventory                                                  717                     920
         Other                                                                               38                      (1)
Net Change in Assets and Liabilities that Provided
        (Used) Cash:
         Trade Receivables                                                               (5,050)                 (2,836)
         Inventories, Net                                                                (4,930)                 (2,718)
         Accounts Payable                                                                 7,794                   3,288
         Other                                                                           (1,705)                   (637)
                                                                                         -------                 -------
             Net Cash Provided by (Used in) Operating Activities                         (1,143)                  1,164
                                                                                         -------                 -------

Investing Activities:
    Collections of Notes Receivable                                                         172                      54
    Purchase of Property, Plant and Equipment                                              (601)                   (982)
    Proceeds from Disposal of Property, Plant and Equipment                                  29                      15
    Additions to Capitalized and Deferred Software Costs                                 (2,610)                 (1,937)
                                                                                         -------                 -------
          Net Cash Used in Investing Activities                                          (3,010)                 (2,850)
                                                                                         -------                 -------
Financing Activities:
    Proceeds from Debt                                                                    3,531                   2,493
    Payments of Debt and Capital Lease Obligations                                          (78)                   (562)
    Other                                                                                    (2)                    109
                                                                                         -------                 -------
         Net Cash Provided by Financing Activities                                        3,451                   2,040
                                                                                         -------                 -------

Net Change in Cash and Cash Equivalents                                                    (702)                    354
Cash and Cash Equivalents at Beginning of Period                                          1,707                     697
                                                                                         -------                 -------
Cash and Cash Equivalents at End of Period                                       $        1,005          $        1,051
                                                                                         =======                 =======
See Notes to Condensed Consolidated Financial Statements


                           QMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.MANAGEMENT OPINION

  In the opinion of management, the condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of April 2, 1999, the results of operations and changes in cash flows for the three months ended April 2, 1999, and April 3, 1998. The results of operations for the three months ended April 2, 1999, are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 1999. Certain reclassifications have been made to 1998 amounts to conform to the 1999 presentation.


2.FISCAL YEAR CHANGE AND TRANSITION PERIOD

  On October 28, 1998, the Company's Board of Directors modified its accounting periods effective in fiscal 1999, from a fiscal year ending on the Friday closest to September 30 to a fiscal year ending on the Friday closest to December 31. In connection with the fiscal year change, the Company will include audited financial statements for the three-month transition period ended January 1, 1999, in its annual report on Form 10-K for its new fiscal year ended December 31, 1999. This Form 10-Q is for the first quarter in the Company's new fiscal year.


3.EARNINGS (LOSS) PER SHARE

  The Company has adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Basic and diluted earnings
  (loss) per share computations are based on the weighted average number of common shares outstanding during the period and the diluted earnings (loss) per share also includes the dilutive effect of the assumed exercise of stock options and warrants.


4.COMPREHENSIVE INCOME (LOSS)

  The Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." which establishes new rules for the reporting of comprehensive income and its components. Comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments and is reflected in the Condensed Consolidated Statements of Comprehensive Income (Loss). Due to the Company's available operating loss carryforwards, there was no income tax effect related to the components of other comprehensive income (loss) for the three months ended April 2, 1999, and April 3, 1998.


5.RECENTLY ISSUED ACCOUNTING STANDARDS

  In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which will be effective for the Company's annual 1999 financial statements. Management has not yet determined the effect of SFAS No. 131 on its financial statements.

  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which will be effective for the Company in fiscal 2000. Management has not yet determined the effect of SFAS No. 133 on its financial statements.


6.PREPAID RENT

  Since September 1997, the Company has been out of compliance with the Net Worth covenant contained in the 1997 sale-leaseback agreement for the Mobile headquarters. The Company has obtained a waiver of non-compliance thorough December 31, 1999, in exchange for $1.3 million in prepaid rent and an amendment to the sale-leaseback warrant agreement.

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


7.REVOLVING CREDIT AGREEMENT

  The revolving credit agreement, entered into with Foothill Capital Corporation ("Foothill") on November 17, 1995, includes requirements for a minimum current ratio, a maximum total liabilities to equity ratio, and minimum levels of tangible net worth and working capital. At April 2, 1999, the Company was not in compliance with the maximum total liabilities to equity ratio. On April 30, 1999, the Company's non-compliance was remedied by a permanent revision of this requirement from Foothill.


8.COMMITMENTS AND CONTINGENCIES

  As of April 2, 1999, the Company had a commitment of approximately $11.2 million under contracts to purchase print engines and related components and approximately $8.2 million under contracts to purchase spares and consumables.


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

Results of Operations

Net loss for the three months ended April 2, 1999, was $891,000 on net sales of $43.4 million compared to net income of $477,000 for the three months ended April 3, 1998, on net sales of $34.6 million. This reduction in net income is due primarily to lower gross margin percentages and higher marketing expense.

Table 1 - Net Sales Comparisons for Key Product Groups


                                                       Three months ended
                                     April 2,                  April 3,
    (000's)                             1999                      1998                    Difference
--------------------------------------------------------------------------------------------------------
Hardware                           $       8,896             $       9,929              $      (1,033)
Consumables                                8,355                     8,286                         69
Service                                    7,539                     9,650                     (2,111)
Europe                                     9,065                     5,385                      3,680
Japan                                      9,446                       987                      8,459
All Other                                     65                       384                       (319)
--------------------------------------------------------------------------------------------------------
Total                              $      43,366             $      34,621              $       8,745
========================================================================================================

Table 2 - Hardware and International Sales Comparisons

                                                       Three months ended
                                    April 2,                   April 3,
    (000's)                             1999                      1998                   Difference
    Hardware Sales
--------------------------------------------------------------------------------------------------------
U.S./Canada - Direct               $         543             $       3,614              $      (3,071)
U.S./Canada - Reseller                     7,035                     5,004                      2,031
Latin America & Other                        312                       517                       (205)
OEM                                        1,006                       794                        212
--------------------------------------------------------------------------------------------------------
Total Hardware -Western
Hemisphere                         $       8,896             $       9,929              $      (1,033)
=========================================================================================================

     Europe Sales
Controller Boards                  $       5,243             $       3,125              $       2,118
Commissions                                3,822                     2,260                      1,562
---------------------------------------------------------------------------------------------------------
Total Europe                       $       9,065             $       5,385              $       3,680
=========================================================================================================



Net sales for the three months ended April 2, 1999, increased 25.3% from net sales for the three months ended April 3, 1998. While service revenues were down by $2.1 million (21.9%), revenues in Europe and Japan increased $3.7 million (68.3%) and $8.5 million (857.0%), respectively.

The decline in service revenue is due to lower sales of spare parts and fewer service contracts. Spare parts sales for the three months ended April 2, 1999, decreased $824,000 (50.7%) from $1,625,000 for the three months ended April 3, 1998, to $801,000 for the three months ended April 2, 1999. This decrease was caused by abnormally large spare parts sales in the first calendar quarter of 1998 due to new OEMs and distributors building up spare parts inventories for servicing their customers.

Excluding spare parts sales, service revenue decreased 16.0% from $8,025,000 to $6,738,000. The decline in service revenue reflects the decreasing cost of new printers and the tendency to replace rather than repair or maintain printers.

European revenue includes both controller board sales at cost and commissions earned on product sales. Controller board sales and commissions for Europe increased 67.8% and 69.1%, respectively. The increase in European revenue is primarily from sales of color products. European demand for color products is expected to remain strong throughout this year.

During the three months ended April 3, 1998, Japanese revenue included product and commission revenue for Japan, Korea, and other Pacific Rim countries. This revenue was generated through an independent company, QMS Japan KK, which, until September 1998, had exclusive rights to distribute QMS products throughout these countries. In September 1998, the Company reestablished its wholly owned subsidiary in Japan. Sales that had occurred through a master distributor in Japan are now being made through the Company's Japanese subsidiary, thereby eliminating the receipt of commissions on distributor sales. This change enables the Company to pursue and expand OEM agreements with other Japanese companies.

Hardware - Western Hemisphere sales for the three months ended April 2, 1999, were $8.9 million, a decrease of 10.4% over the same period ending April 3, 1998. The direct market net sales were down $3.1 million (85.0%) for the three months ended April 2, 1999, compared to the three months ended April 3, 1998, while the reseller net sales increased by $2.0 million (40.6%), for the same period. This shift reflects the change implemented in February 1998 to move from a direct sales force to distributors and value-added resellers, combining direct and reseller sales channels.

Overall, the Company's gross profit decreased $61,000, from $10,102,000 for the three months ended April 2, 1999, to $10,041,000 for the three months ended April 3, 1998, as a result of lower margins on print system hardware. While the gross profit was virtually unchanged, the gross profit margin decreased from 29.2% to 23.2% of sales. Hardware margins in particular were down from 38.9% to 20.0% of sales due to price competition for color product. In addition, reestablishing the Japan subsidiary decreased profit margins as distributor commissions were replaced with more typical sales margins.

The operating expenses increased $1,128,000 (from $9,512,000 to $10,640,000 for the three months ended April 3, 1998, and April 2, 1999, respectively) but decreased as a percentage of sales from 27.5% to 24.5%. Of the $1,128,000 increase in operating expenses, $833,000 was caused by the addition of Japanese operating expenses. The decrease in spending as a percentage of sales is primarily due to the additional Japanese sales but also reflects management's continued focus on controlling costs while growing revenue.

Total other income and expense was a net expense of $258,000 for the three months ended April 2, 1999, compared to a net expense of $62,000 for the three months ended April 3, 1998. This increase in other expense is a result of a $198,000 increase in net interest expense due to higher revolving credit balances.

Income taxes reflect estimated foreign income taxes required by foreign tax treaties.

Financial Condition

The revolving credit balance increased $3.5 million during the quarter due primarily to an increase of $5.0 million in accounts receivable. The growth in receivables was proportionate to the growth in sales for the quarter.

Accounts payable and inventory grew by $7.8 million and $4.2 million respectively due to large inventory purchases during the quarter. The Company purchased $8.3 million of inventory with one foreign supplier in exchange for lower prices and 90 day terms. At April 2, 1999, the Company had a $5.8 million payable balance with this supplier which will be paid during the coming three months. Inventory from the supplier will decrease over the remainder of this year.

The Company expects accounts receivable and accounts payable to remain at higher levels than the January 1, 1999, balances because of higher sales and production volumes.

Liquidity and Capital Resources

During the three months ended April 2, 1999, the Company's working capital and capital expenditure requirements came principally from operations. The Company's net working capital as of April 2, 1999, was $12.5 million compared to $14.4 million at January 1, 1999.

At April  2,  1999,  the Company  had  borrowings  of $10.8  million  under  the revolving credit facility with Foothill Capital Corporation ("Foothill") and cash on hand totaled $1.0 million. Total borrowing capacity under this credit facility is a function of eligible accounts receivable and inventory. At April 2, 1999, total availability was $13.5 million. At April 2, 1999, the Company was not in compliance with the maximum total liabilities to equity ratio requirements. On April 30, 1999, the Company's non-compliance was remedied by a permanent revision of this requirement from Foothill.

In February 1999, the Company announced its intention to purchase QMS Europe and QMS Australia. The purchase will cost $27 million and is expected to occur during the next quarter. The Company is evaluating new credit facilities that will replace the current credit facility and provide the necessary funds for the acquisition as well as for working capital requirements.

The Company projects that acquisition costs will be approximately $2.0 million and has incurred $302,000 to date.

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

The effect of yen fluctuations on material prices is also offset in part by yen-
based Japanese sales.   Roughly 20% of  all Company sales  are in Japanese  yen,
which causes sales and profit margins to increase when yen values increase.

Sale-Leaseback Agreement

Since September 1997, the Company has been out of compliance with the Net Worth covenant contained in the 1997 sale-leaseback agreement for the Mobile headquarters. The Company has obtained a waiver of non-compliance thorough December 31, 1999, in exchange for $1.3 million in prepaid rent and an amendment to the sale-leaseback warrant agreement.

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

     1.    IT Systems and Applications

     The Company has identified 218 internal systems and applications components; of these, 52 were identified as critical. As of April 2, 1999, all but two of these critical systems have been verified as Year 2000 compliant. The remaining two systems should be compliant by the end of May 1999.

     The Company has contacted all critical IT (information technology) systems and applications vendors and has received letters of compliance from them and system upgrades as required. The Year 2000 review for IT systems and applications was completed in November 1998. The last of the upgrades should be complete by May 1999. The Company has performed basic component testing following the guidelines defined by the BSI Year 2000 compliance definition. Because of the testing results to date, the Company does not currently foresee the need for additional contingency plans for these IT components.

     2.    Critical Non-IT Suppliers and Vendors

     The Company has sent Year 2000 compliance questionnaires to all critical non-IT suppliers and vendors. The Company is not aware of any anticipated Year 2000 non-compliance issues by its vendors or customers that could materially affect its business operations; however, the Company does not control the systems of other companies and cannot assure that such systems will be converted in a timely fashion and, if not converted, would not have an adverse effect on the Company's business operations.

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

Costs -The Company has concluded all necessary purchases and has spent approximately $145,000 to date. Additional external expenditures of $5,000 are projected in connection with the Year 2000 remediation.

Risks and Reasonably Likely Worst Case Scenarios - Although the Company has not identified any specific areas of risk, general market Year 2000 problems outside of the Company's control could have an adverse effect on the Company's operating results.

Contingency and Business Continuation Plan - The Company will evaluate the need for a formal Year 2000 contingency plan by June 1999.

Recently Issued Accounting Standards

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which will be effective for the Company's annual 1999 financial statements. Management has not yet determined the effect of SFAS No. 131 on its financial statements.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which will be effective for the Company in fiscal 2000. Management has not yet determined the effect of SFAS No. 133 on its financial statements.


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

Prior to 1998, the Company on occasion has used derivatives to hedge specific risk situations involving foreign currency exposures. No such derivatives were held at April 2, 1999.

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

ITEM 2 - CHANGES IN SECURITIES - None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders (the "Meeting") was held on January
27, 1999.   The  results of  the voting  on the  election of  directors were  as follows:


     Nominee                                For                       Withheld               Total Votes Cast

Michael C. Dow                            9,839,743                     149,495                  9,989,238
S. Felton Mitchell, Jr.                   9,824,252                     164,986                  9,989,238
Charles D. Daley                          9,837,249                     151,989                  9,989,238


Accordingly, all nominees for the Board of Directors were elected.

The results of the voting on the amendment to the Company's Restated Certificate of Incorporation described in the Proxy Statement delivered in connection with the Meeting were as follows:


                   For                                Against                            Abstain

                 9,820,398                             91,790                             77,050


Accordingly,  the   amendment  to   the   Company's  Restated   Certificate   of
Incorporation was adopted.

ITEM 5 - OTHER INFORMATION - None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:


        Exhibit
     Number                    Description

         27                    Financial Data Schedule

     10(r)(xx)                 Amendment Number Nine dated April 30, 1999, to the Loan and Security
                               Agreement.


 (b)  Reports:

   Form 8-K dated February 22, 1999, announcing the Company's intent to exercise its option to reacquire its former subsidiaries, QMS Europe B.V. and QMS Australia PTY Ltd. during 1999.



                           QMS, INC. AND SUBSIDIARIES


                                   SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                 QMS, INC.
                                 (Registrant)




Date:      May 6, 1999                  /s/ Edward E. Lucente
                                        Edward E. Lucente
                                        President and Chief Executive Officer

Date:      May 6, 1999                   /s/ James A. Wallace
                                        James A. Wallace
                                        Chief Financial Officer

                                                               EXHIBIT 10(r)(xx)

                            AMENDMENT NUMBER NINE TO
                          LOAN AND SECURITY AGREEMENT
This AMENDMENT NUMBER NINE TO LOAN AND SECURITY AGREEMENT (this "Amendment") is entered into as of April 30, 1999, by and between Foothill Capital Corporation, a California corporation ("Foothill"), on the one hand, and QMS, Inc., a Delaware corporation ("Borrower"), with reference to the following facts:
     A. Foothill and Borrower heretofore have entered into that certain Loan and Security Agreement, dated as of November 7, 1995, as amended by that certain Amendment Number One to Loan and Security Agreement, dated as of December 4, 1995, as further amended by that certain Amendment Number Two to Loan and Security Agreement, dated as of February 7, 1996, as further amended by that certain Amendment Number Three to Loan and Security Agreement dated as of July 31, 1996, as further amended by that certain Amendment Number Four to Loan and Security Agreement dated as of January 22, 1997, as further amended by that certain Amendment Number Five to Loan and Security Agreement dated as of June 23, 1997, as further amended by that certain Amendment Number Six to Loan and Security Agreement dated as of
          October 8, 1997, as further amended by that certain Amendment Number Seven to Loan and Security Agreement dated as of September 23, 1998, and as further amended by that certain Amendment Number Eight to Loan and Security Agreement dated as of November 17, 1998 (as so amended, restated, supplemented, and otherwise modified from time to time, the "Agreement");
     B.        Borrower has requested Foothill to amend the Agreement to,  among
          other  things,  to  amend  the  financial  covenant  regarding   Total
          Liabilities to Tangible Net Worth, as set forth in this Amendment, and to waive the Events of Default that have occurred during the period from and including January 1, 1999 through and including March 31, 1999 as a result of Borrower's failure to keep or observe the financial covenant contained in Section 6.13(b) of the Agreement;
     C. Foothill is willing to so amend the Agreement and grant such a waiver in accordance with the terms and conditions hereof; and
     D. All capitalized terms used herein and not defined herein shall have the meanings ascribed to them in the Agreement, as amended hereby.
NOW, THEREFORE, in consideration of the above recitals and the mutual premises contained herein, Foothill and Borrower hereby agree as follows:
1.   Amendments to the Agreement.
a. Section 6.13(b) of the Agreement hereby is deleted in its entirety and the following hereby is substituted in lieu thereof:
     (b) Total Liabilities to Tangible Net Worth Ratio. Effective as of March 31, 1999, a ratio of Borrower's total liabilities divided by Tangible Net Worth of not more than five to one (5.0:1.0), measured on a fiscal quarter-end basis;
2. Waiver. Foothill hereby agrees to waive any Default or Event of Default that has occurred during the period from and including January 1, 1999, through and including March 31, 1999, as a result of Borrower's failure to keep or observe the financial covenant contained in Section 6.13(b) of the Agreement.
2. Fee. In connection with its entry into this Amendment, on the date hereof, Foothill shall charge Borrower's loan account a fee in the amount of $100,000; provided, however, that if the Agreement is automatically renewed pursuant to
Section 3.3 hereof, on the first Renewal Date occurring after the date hereof on which date such renewal of the Agreement shall have occurred, Foothill shall credit Borrower's loan account in an amount equal to $50,000. Said fee shall be fully-earned, non-refundable, and due and payable on the date of this Agreement.
3. Representations and Warranties. Borrower hereby represents and warrants to Foothill that (a) the execution, delivery, and performance of this Amendment and of the Agreement, as amended by this Amendment, are within its corporate powers, have been duly authorized by all necessary corporate action, and are not in contravention of any law, rule, or regulation, or any order, judgment, decree, writ, injunction, or award of any arbitrator, court, or governmental authority, or of the terms of its charter or bylaws, or of any contract or undertaking to which it is a party or by which any of its properties may be bound or affected, and (b) this Amendment and the Agreement, as amended by this Amendment, constitute Borrower's legal, valid, and binding obligation, enforceable against Borrower in accordance with its terms.
4. Conditions Precedent to Amendment. The satisfaction of each of the following on or before, unless otherwise specified below, the First Amendment Closing Date shall constitute conditions precedent to the effectiveness of this
Amendment:
a. Foothill shall have received the reaffirmation and consent of the Guarantors attached hereto as Exhibit A, duly executed and delivered by the respective authorized officials thereof;
b. Foothill shall have received a certificate from the Secretary of each Guarantor attesting to the incumbency and signatures of authorized officers of that Guarantor and to the resolutions of that Guarantor's Board of Directors authorizing its execution and delivery of the reaffirmation and consent of that Guarantor attached hereto as Exhibit A, and authorizing specific officers of that Guarantor to execute and deliver the same;
c. Foothill shall have received all required consents of Foothill's participants in the Obligations to Foothill's execution, delivery, and performance of this Amendment;
d. The representations and warranties in this Amendment, the Agreement as amended by this Amendment, and the other Loan Documents shall be true and correct in all respects on and as of the date hereof, as though made on such date (except to the extent that such representations and warranties relate solely to an earlier date);
e. No Event of Default or event which with the giving of notice or passage of time would constitute an Event of Default shall have occurred and be continuing on the date hereof, nor shall result from the consummation of the transactions contemplated herein;
f. No injunction, writ, restraining order, or other order of any nature prohibiting, directly or indirectly, the consummation of the transactions contemplated herein shall have been issued and remain in force by any governmental authority against Borrower, Foothill, or any of their Affiliates;
g. The Collateral shall not have declined materially in value from the values set forth in the most recent appraisals or field examinations previously done by Foothill; and
h. All other documents and legal matters in connection with the transactions contemplated by this Amendment shall have been delivered or executed or recorded and shall be in form and substance satisfactory to Foothill and its counsel.
5. Effect on Agreement. The Agreement, as amended hereby, shall be and remain in full force and effect in accordance with its respective terms and hereby is ratified and confirmed in all respects. The execution, delivery, and performance of this Amendment shall not operate as a waiver of or, except as expressly set forth herein, as an amendment, of any right, power, or remedy of Foothill under the Agreement, as in effect prior to the date hereof.
6. Further Assurances. Borrower shall, and shall cause Guarantor to, execute and deliver all agreements, documents, and instruments, in form and substance satisfactory to Foothill, and take all actions as Foothill may reasonably request from time to time, to perfect and maintain the perfection and priority of Foothill's security interests in the Collateral, the collateral in which Guarantor has granted or is required to grant security interests in favor of Foothill, and the Real Property, and to fully consummate the transactions contemplated under this Amendment and the Agreement, as amended by this Amendment.
7.   Miscellaneous.
a. Upon the effectiveness of this Amendment, each reference in the Agreement to "this Agreement", "hereunder", "herein", "hereof" or words of like import referring to the Agreement shall mean and refer to the Agreement as amended by this Amendment.
b. Upon the effectiveness of this Amendment, each reference in the Loan Documents to the "Loan Agreement", "thereunder", "therein", "thereof" or words of like import referring to the Agreement shall mean and refer to the Agreement as amended by this Amendment.
c. This Amendment may be executed in any number of counterparts, all of which taken together shall constitute one and the same instrument and any of the parties hereto may execute this Amendment by signing any such counterpart.
                  [remainder of page intentionally left blank]


























          IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be duly executed as of the date first written above.
                                FOOTHILL CAPITAL CORPORATION,
                                a California corporation
                                By   /s/ Christoper Coutu
                                Title:    VP
                                QMS, INC., a Delaware corporation
                                By   /s/ James A. Wallace
                                Title:    VP and CFO











                                   EXHIBIT A
                           Reaffirmation and Consent
All capitalized terms used herein but not otherwise defined herein shall have the meanings ascribed to them in that certain Amendment Number Nine to Loan and Security Agreement, dated as of April 30, 1999 (the "Amendment"). Each of the undersigned hereby (a) represents and warrants to Foothill that the execution, delivery, and performance of this Reaffirmation and Consent are within its corporate powers, have been duly authorized by all necessary corporate action, and are not in contravention of any law, rule, or regulation, or any order, judgment, decree, writ, injunction, or award of any arbitrator, court, or governmental authority, or of the terms of its charter or bylaws, or of any contract or undertaking to which it is a party or by which any of its properties may be bound or affected; (b) consents to the amendment of the Agreement by the Amendment; (c) acknowledges and reaffirms its obligations owing to Foothill under its Guaranty and each of the other Loan Documents to which it is party; and (d) agrees that each of the Guaranty and the other Loan Documents to which it is a party is and shall remain in full force and effect. Although each of the undersigned has been informed of the matters set forth herein and has acknowledged and agreed to same, it understands that Foothill has no obligation to inform it of such matters in the future or to seek its acknowledgement or agreement to future amendments, and nothing herein shall create such a duty.
                                QMS CIRCUITS, INC., a Delaware corporation
                                By /s/ James A. Wallace
                                Title:  Secretary and Treasurer
                                QMS CANADA INC., a corporation incorporated
                                under the laws of Canada
                                By /s/ James A. Wallace
                                Title:  Secretary and Treasurer