Form 10-Q
period 1999-07-02
QMS INC
filed 1999-08-16
CIK 710983

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

 (Mark One)

/ X /     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES

     EXCHANGE ACT OF 1934



For the quarterly period ended          July 2, 1999

                                   ----------------------

                                       OR


/   /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934


For the transition period from               to

                              --------------   -------------


                          Commission file number 1-9348


                                    QMS, INC.

             (Exact name of registrant as specified in its charter)


           DELAWARE                                     63-0737870
--------------------------------          --------------------------------------

(State or other jurisdiction of             (I.R.S.  Employer Identification
 incorporation or organization)                         Number)



       ONE MAGNUM PASS, MOBILE, AL                                 36618
--------------------------------------------           -------------------------
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

                                               Yes     X        No
                                                 -----------     ----------

      APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of the issuer's common stock, as of the latest practicable date 13,235,161 at July 30, 1999.
----------------------------



                           QMS, INC. AND SUBSIDIARIES

                                      INDEX
                                      -----

PART I - FINANCIAL INFORMATION                                                                   PAGE NUMBER
         ---------------------

  Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets
       (unaudited) as of July 2, 1999, and
       January 1, 1999                                                                           3 - 4

     Condensed Consolidated Statements of Operations
       (unaudited) for the three and six months ended
       July 2, 1999, and July 3, 1998                                                              5

     Condensed Consolidated Statements of Comprehensive
       Income (unaudited) for the three and six months ended
       July 2, 1999, and July 3, 1998                                                              6

     Condensed Consolidated Statements of Cash Flows
       (unaudited) for the six months ended
       July 2, 1999, and July 3, 1998                                                              7

     Notes to Condensed Consolidated Financial Statements
       (unaudited)                                                                               8 - 10

  Item 2.  Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                                     11 - 16

  Item 3.  Quantitative and Qualitative Disclosures About
        Market Risk                                                                               17

PART II - OTHER INFORMATION                                                                       18
          -----------------
  Item 1.        Legal Proceedings
  Item 2.        Changes in Securities
  Item 3.        Defaults upon Senior Securities
  Item 4.        Submission of Matters to a Vote of Security Holders
  Item 5.        Other Information
  Item 6.        (a)   Exhibits
                 (b)   Reports on Form 8-K

SIGNATURES                                                                                        19



                           QMS, INC. AND SUBSIDIARIES

                         PART I -  FINANCIAL INFORMATION

                          ITEM 1.  FINANCIAL STATEMENTS


                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     as of July 2, 1999, and January 1, 1999

                                   (Unaudited)

                                                                                         July 2,          January 1,
in thousands                                                                             1999                1999
-----------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS

    Cash and Cash Equivalents                                                      $       4,075         $       1,707

    Trade Receivables (less allowance for doubtful
      accounts of $512 at July 2, 1999, and $484
      at January 1, 1999)                                                                 47,241                22,747

    Note Receivable, Net                                                                     239                   146

    Inventories:
         Raw Materials                                                                    15,694                 6,419
         Work in Process                                                                   2,766                 2,132
         Finished Goods                                                                   39,654                20,767
         Inventory Reserves                                                              (10,571)               (3,629)
                                                                                         --------               -------
             Total Inventories, Net                                                       47,543                25,689

    Other Current Assets                                                                   6,888                 2,944
                                                                                         --------               -------
         Total Current Assets                                                            105,986                53,233
                                                                                         --------               -------
PROPERTY, PLANT, AND EQUIPMENT                                                            43,753                35,990
    Less Accumulated Depreciation                                                         36,189                31,255
                                                                                         --------               -------
         Total Property, Plant, and Equipment, Net                                         7,564                 4,735

CAPITALIZED AND DEFERRED SOFTWARE, NET                                                    10,737                10,155

PREPAID RENT (Note 6)                                                                      1,300                 1,300

GOODWILL, NET (Note 7)                                                                    21,736                     0

OTHER ASSETS, NET                                                                          1,722                   871
                                                                                         ---------              --------
    TOTAL ASSETS                                                                        $149,045              $ 70,294
                                                                                         =========             =========
See Notes to Condensed Consolidated Financial Statements





                           QMS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     as of July 2, 1999, and January 1, 1999

                                   (Unaudited)
                                                                                       July 2,              January 1,
in thousands                                                                             1999                  1999
-----------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts Payable                                                               $      34,414         $      14,363
    Revolving Credit Loan                                                                 24,338                 7,306
    Short-Term Debt (Note 8)                                                               6,235                     0
    Current maturities of capital lease obligations                                          425                   218
    Employment Costs                                                                       4,500                 3,851
    Deferred Service Revenue                                                               7,317                 7,453

    Other Current Liabilities:
         Warranty Accrual                                                                  1,591                 1,298
         Accrued Management Transition Expenses                                              644                   644
         Income Tax Payable                                                                3,012                     0
         Other                                                                             4,887                 3,708
                                                                                       ----------           -----------
             Total Other Current Liabilities                                              10,134                 5,650
                                                                                       ----------           -----------
                Total Current Liabilities                                                 87,363                38,841
                                                                                       ----------           -----------

LONG-TERM DEBT (Note 9)                                                                   12,800                     0

DEFERRED REVENUE  (Note 7)                                                                 5,000                     0

CAPITAL LEASE OBLIGATIONS                                                                  1,316                   326

OTHER LIABILITIES:
    Deferred Service Revenue                                                                 629                   839
    Deferred Compensation                                                                  2,487                 2,638
    Accrued Management Transition Expenses                                                   398                   421
    Other Liabilities                                                                      1,680                   790
                                                                                       ----------           -----------
         Total Other Liabilities                                                           5,194                 4,688
                                                                                       ----------           -----------
STOCKHOLDERS' EQUITY                                                                      37,372                26,439
                                                                                       ----------           -----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $     149,045         $      70,294
                                                                                   ==============        ==============


See Notes to Condensed Consolidated Financial Statements


                           QMS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        For the Three and Six Months Ended July 2, 1999, and July 3, 1998

                                   (Unaudited)
                                                                Three Months Ended                  Six Months Ended
--------------------------------------------------------------------------------------------------------------------------------
                                                              July 2,         July 3,            July 2,        July 3,
in thousands, except per share amounts                         1999            1998               1999           1998
------------------------------------------------------------------------------------------------------------------------
NET SALES
    Printers and Supplies                                 $    43,277     $    26,421        $    79,104    $    51,392
    U.S. Service                                                7,656           8,942             15,195         18,592
                                                           -----------     -----------        -----------    -----------
         Total Net Sales                                       50,933          35,363             94,299         69,984
                                                           -----------     -----------        -----------    -----------

COST OF GOODS SOLD
    Printers and Supplies                                      34,163          19,047             62,697         37,322
    U.S. Service                                                4,884           5,665              9,675         11,909
                                                           -----------     -----------        -----------    -----------
         Total Cost of Goods Sold                              39,047          24,712             72,372         49,231
                                                           -----------     ----------        -----------    -----------

GROSS PROFIT
    Printers and Supplies                                       9,114           7,374             16,407         14,070
    U.S. Service                                                2,772           3,277              5,520          6,683
                                                           -----------     -----------        -----------    -----------
         Total Gross Profit                                    11,886          10,651             21,927         20,753
                                                           -----------     -----------        -----------    -----------

OPERATING EXPENSES                                             12,854          10,068             23,494         19,580

GOODWILL AMORTIZATION                                             165               0                165              0
                                                           -----------     -----------        -----------    -----------
   OPERATING INCOME (LOSS)                                    (1,133)             583            (1,732)          1,173
                                                          ------------     -----------        -----------    -----------

OTHER INCOME (EXPENSE)
    Interest Income                                               25              113                51             203
    Interest Expense                                            (407)            (167)             (654)           (280)
    Miscellaneous Income (Expense)                               327              (92)              290            (131)
                                                          -----------      -----------        -----------    -----------
         Total Other Expense, Net                                (55)            (146)             (313)           (208)
                                                          -----------      -----------        -----------    -----------
INCOME (LOSS) BEFORE INCOME TAXES                             (1,188)             437            (2,045)            965
INCOME TAX PROVISION                                             231               16               265              67
                                                          -----------      -----------        -----------    -----------
NET INCOME (LOSS)                                        $    (1,419)      $      421         $  (2,310)     $      898
                                                          ===========      ===========        ===========    ===========
EARNINGS (LOSS) PER
     COMMON SHARE (Note 2)

    Basic and Diluted                                    $     (0.12)      $     0.04         $   (0.21)     $     0.08

SHARES USED IN PER SHARE
     COMPUTATION (Note 2)
    Basic                                                     11,410           10,697            11,055          10,697
    Diluted                                                   11,410           11,040            11,055          11,040

See Notes to Condensed Consolidated Financial Statements


                           QMS, INC. AND SUBSIDIARIES

        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
        For the Three and Six Months Ended July 2, 1999, and July 3, 1998

                                   (Unaudited)


                                                            Three Months Ended                  Six Months Ended
---------------------------------------------------------------------------------------------------------------------------------

                                                              July 2,         July 3,            July 2,         July 3,
in thousands                                                   1999             1998             1999              1998
--------------------------------------------------------------------------------------------------------------------------------

Net Income (Loss)                                         $   (1,419)     $       421       $   (2,310)     $       898

Other Comprehensive Income (Loss), Net of Tax:
    European Currency Translation
       Adjustments                                               147                0              147                0
    Japanese Currency Translation
       Adjustments                                               (43)               0             (321)               0
    Canadian Currency Translation
       Adjustments                                               146             (231)             284             (254)
                                                           -----------     -----------       -----------     -----------
    Total Other Comprehensive Income (Loss)                      250             (231)             110             (254)
                                                           -----------     ------------      -----------     -----------
Comprehensive Income (Loss)                               $   (1,169)     $       190       $   (2,200)     $       644
                                                           ===========     ============      ===========     ===========

See Notes to Condensed Consolidated Financial Statements



                           QMS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Six Months Ended July 2, 1999, and July 3, 1998

                                   (Unaudited)

                                                                                         July 2,               July 3,
in thousands                                                                              1999                  1998
-----------------------------------------------------------------------------------------------------------------------     -
Cash Flows from Operating Activities:
   Net Income (Loss)                                                               $     (2,310)            $     898
   Adjustments to Reconcile Net Income (Loss) to Net Cash
       Provided by Operating Activities:
          Depreciation of Property, Plant and Equipment                                   1,245                 1,104
          Amortization of Capitalized and Deferred Software                               4,555                 4,138
          Provision for Losses on Inventory                                               6,076                 1,717
          Other                                                                             (26)                 (108)

   Net Change in Assets and Liabilities that Provided (Used) Cash:
          Trade Receivables                                                             (23,487)               (2,283)
          Inventories, Net                                                               (2,288)               (3,203)
          Accounts Payable                                                               (2,361)                  219
          Other                                                                           5,575                 1,112
                                                                                      -----------           --------------
             Net Cash Provided by (Used in) Operating Activities                        (13,021)                3,594
                                                                                      -----------           -------------
Cash Flows from Investing Activities:
   Purchase of Europe and Australian Subsidiaries                                       (20,500)                    0
   Collections of Notes Receivable                                                          270                   221
   Purchase of Property, Plant and Equipment                                             (3,121)               (1,445)
   Proceeds from Disposal of Property, Plant and Equipment                                  850                    20
   Additions to Capitalized and Deferred Software Costs                                  (5,137)               (3,420)
                                                                                      -----------           -------------
             Net Cash Used in Investing Activities                                      (27,638)               (4,624)
                                                                                      -----------           -------------
Cash Flows from Financing Activities:
   Proceeds from Short-Term Debt and Revolving Credit Facility                           17,033                 2,571
   Proceeds from Long-Term Debt                                                          12,800                     0
   Payments of Debt and Capital Lease Obligations                                          (186)                 (866)
   Proceeds from Issuance of Common Stock                                                12,248                     0
   Other                                                                                  1,132                    44
                                                                                      -----------           -------------
             Net Cash Provided by Financing Activities                                   43,027                 1,749
                                                                                      -----------           -------------
Net Increase in Cash and Cash Equivalents                                                 2,368                   719
Cash and Cash Equivalents at Beginning of Period                                          1,707                   697
                                                                                      -----------           -------------
Cash and Cash Equivalents at End of Period                                         $      4,075         $       1,416
                                                                                      ===========           =============

See Notes to Condensed Consolidated Financial Statements


                           QMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.MANAGEMENT OPINION

  In the opinion of management, the condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of July 2, 1999, the results of operations and changes in cash flows for the six months ended July 2, 1999, and July 3, 1998. The results of operations for the six months ended July 2, 1999, are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 1999. Certain reclassifications have been made to 1998 amounts to conform to the 1999 presentation.

2.FISCAL YEAR CHANGE AND TRANSITION PERIOD

  On October 28, 1998, the Company's Board of Directors modified its accounting periods effective in 1999, from a fiscal year ending on the Friday closest to September 30 to a fiscal year ending on the Friday closest to December 31.
  In connection with this fiscal year change, the Company will include audited financial statements for the three-month transition period ended January 1, 1999, in its Annual Report on Form 10-K for its new fiscal year ended December 31, 1999.

3.EARNINGS (LOSS) PER SHARE

  The Company has adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Basic and diluted earnings
  (loss) per share computations are based on the weighted average number of common shares outstanding during the period and diluted earnings (loss) per share also includes the dilutive effect of the assumed exercise of stock options.

4.COMPREHENSIVE INCOME (LOSS)

  The Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income" which establishes new rules for the reporting of comprehensive income (loss) and its components. Comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments and is reflected in the Condensed Consolidated Statements of Comprehensive Income (Loss). Due to the Company's available operating loss carryforwards, there was no income tax expense related to the components of other comprehensive income (loss) for the three months ended July 2, 1999.

5.RECENTLY ISSUED ACCOUNTING STANDARDS

  In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which will be effective for the Company's annual 1999 financial statements. Management has not yet determined the effect of SFAS No. 131 on its financial statements.

  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which will be effective, as amended by SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133," for the Company in fiscal 2001. Management has not yet determined the effect of SFAS No. 133 on its financial statements.

6.PREPAID RENT

  At October 3, 1997, and October 2, 1998, the Company was not in compliance with the Net Worth covenant contained in the 1997 sale-leaseback transaction for the Mobile headquarters. On December 8, 1997, the Company obtained a one-year waiver of non-compliance through October 5, 1998, from the lessor in exchange for $1.3 million in prepaid rent and an amendment to a related warrant agreement. On November 17, 1998, the Company obtained a continuation of the waiver of non-compliance from the lessor through December 31, 2002, in exchange for continuing the $1.3 million in prepaid rent.

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

7.ACQUISITION

  On June 7, 1999, the Company reacquired its European and Australian subsidiaries ("QMS B.V.") for a total purchase price of $24.7 million and $2.7 million, respectively, plus direct acquisition costs of $2.5 million. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The estimated fair value of assets acquired, net of liabilities assumed, of $8.0 million was considered to be the best estimates as of the acquisition date and may be adjusted as more information is obtained. Goodwill of $21.9 million was recognized on the acquisition equal to the excess of the price paid over the estimated fair value of the net assets acquired. The consolidated statements of operations include the results of Europe and Australia operations from their acquisition date forward. During the second quarter of 1999, the Company recognized four weeks of amortization expense of $165,000 related to goodwill. Goodwill is being amortized over ten years.

  To complete this acquisition, the Company raised $30.0 million through a $12.8 million loan and $5.0 million advance on future Company production from Minolta Co., Ltd. ("Minolta"), an offset to the Company's receivables due from seller of $3.2 million, and a $12.2 million sale of 2,130,000 shares of common stock to Minolta Investments Company. In addition, the Company financed $6.2 million of the purchase price through a note payable with Alto Imaging Group, N.V., (the former parent of QMS B.V.) that is expected to mature in November, 1999, if new financing is obtained by November 18, 1999, or to be changed into a five-year note with quarterly payments of $312,000 plus interest if financing is not obtained. The interest on this note is paid monthly at 6.5%. Surplus financing was used to reduce revolving lines of credit.

  The estimated fair value of assets acquired and liabilities assumed in the acquisition is summarized as follows (in thousands):


     Fair value of assets acquired                       $      49,789
     Less liabilities assumed                                   41,779
                                                             ---------
                                                         $       8,010
                                                             =========
     Consideration consisted of:

       Cash                                              $      20,500
       Note to Seller                                            6,234
       Portion offset by payable due to QMS, Inc.                3,176
                                                             ---------
               Total purchase price                      $      29,910
                                                             =========

  The following unaudited pro forma consolidated results of operations for the six months ended July 2, 1999, and July 3, 1998, have been prepared as though the acquisition occurred as of the beginning of the periods presented:

                                                         July 2,        July 3,
                                                           1999           1998
--------------------------------------------------------------------------------

    Net sales                                           $   95,541    $  117,111
    Net income (loss)                                         (555)        3,252
    Basic and diluted net income (loss) per share            (0.05)         0.30

  The unaudited pro forma consolidated results of operations have been prepared for comparative purposes only and do not purport to be indicative of the actual results that would have been achieved had the acquisition taken place as of January 1, 1997, or in the future.


8.SHORT-TERM DEBT

  On June 7, 1999, the Company signed a promissory note to pay Alto Imaging Group, N.V., (the former parent of QMS Europe B.V.) $6.2 million that is expected to mature in November 1999. The interest is paid monthly and the applicable interest rate for this note is an adjustable rate per year equal to five-tenths of one percent in excess of the London Interbank Offered Rate.

  At July 2, 1999, the Company had cash on hand of $4.1 million and borrowings of $3.6 million and $20.7 million under the revolving credit facility with Foothill Capital Corporation ("Foothill") and Heller National Bank ("HNB"), respectively. Total borrowing capacity under the credit facilities is a function of eligible accounts receivable and inventory. At July 2, 1999, total availability was $35.8 million consisting of $11.9 million with Foothill and $23.0 million with HNB.

  At July 2, 1999, the Company was out of compliance with certain Tangible Net Worth covenants of the Foothill revolving credit agreement. The Company is evaluating new U.S. credit facilities that will replace the current Foothill credit facility and provide for working capital requirements.

9.LONG-TERM DEBT

  Long-term debt at July 2, 1999, of $12.8 million represents a promissory note to Minolta. The note matures in May 2003, payable in thirty-six equal monthly installments of $356,000 beginning in July 2000. The interest rate is determined monthly by the lender based upon two and one-half percent over London Interbank Offered Rate and shall not exceed the maximum rate permitted by applicable law. There was no long-term debt at July 3, 1998.

10.    COMMITMENTS AND CONTINGENCIES

  As of July 2, 1999, the Company had a commitment of approximately $14.2 million under contracts to purchase print engines and related components and approximately $8.1 million under contracts to purchase spares and consumables.

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


                           QMS, INC. AND SUBSIDIARIES


                         PART I -  FINANCIAL INFORMATION

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

---------------------------------------------------------------------

Purchase of QMS B.V. and the Change of Control to Minolta Corporation
---------------------------------------------------------------------

On June 7, 1999, the Company reacquired the stock of its former subsidiaries, QMS Europe B.V. and QMS Australia PTY, Ltd. (collectively referred to as "QMS B.V."), for purchase prices of $24.7 million and $2.7 million, respectively, plus direct acquisition costs of $2.5 million. The Company paid $20.5 million of the purchase price in cash, received a $3.2 million offset to receivables, and gave its promissory note to the seller (Alto Imaging Group, N.V., the former parent of QMS B.V.) for the remaining $6.2 million. The note is expected to mature in November, 1999, if new financing is obtained and otherwise will convert into a five-year note with quarterly payments of $312,000 plus accrued interest. The remainder of the purchase was funded out of a $12.8 million loan and a $5.0 million advance on future Company production from Minolta Co., Ltd. and the sale of 2,130,000 shares of the Company's common stock to Minolta Investments Company, a subsidiary of Minolta Co., Ltd., ("Minolta") for a total purchase price of $12.2 million.

In addition to the purchase from the Company of 2,130,000 shares of common stock, on June 7, Minolta acquired 5,440,000 shares of the company's common stock through a tender offer consummated on July 19, 1999. As a result, Minolta is now the holder of 7,570,000 shares, or 57.4%, of the Company's outstanding common stock.

Results of Operations
---------------------

Net loss for the second quarter of fiscal 1999 was $1.4 million ($0.12 per share) on net sales of $50.9 million. For the six months ended July 2, 1999, net loss was $2.3 million ($0.21 per share) on net sales of $94.3 million. These 1999 results compare to net income of $421,000 ($0.04 per share) on net sales of $35.4 million for the second quarter of fiscal 1998 and net income of $898,000 ($0.08 per share) on net sales of $70.0 million for the six months ended July 3, 1998.

Table 1 - Net Sales Comparisons for Key Product Groups

                                       Three Months Ended                                  Six Months Ended
--------------------------------------------------------------------------------------------------------------------
                               July 2,     July 3,                               July 2,       July 3,
 (000's)                        1999         1998      Difference                 1999           1998    Difference
--------------------------------------------------------------------------------------------------------------------

Hardware                   $    8,059     $ 11,993      $ (3,934)             $   16,955     $  21,922    $ (4,967)
Consumables                     7,513        7,551           (38)                 15,868        15,837          31
Service                         7,656        8,942        (1,286)                 15,195        18,592      (3,397)
Europe/Australia               22,515        6,492        16,023                  31,580        11,877      19,703
Japan                           4,816          217         4,599                  14,262         1,204      13,058
All Other                         374          168           206                     439           552        (113)
                           ----------------------------------------           --------------------------------------
Total Net Sales            $   50,933     $ 35,364     $  15,570             $    94,299     $  69,984    $ 24,315
                           ========================================           ======================================

Table 2 - Hardware and International Sales Comparisons

                                       Three Months Ended                                Six Months Ended
---------------------------------------------------------------------------------------------------------------------
                               July 2,     July 3,                               July 2,       July 3,
 (000's)                        1999         1998      Difference                 1999           1998    Difference
-------------------------------------------------------------------------------------------------------------------
Hardware Sales
-----------------
U.S./Canada - Direct       $    1,233     $  2,439      $ (1,206)             $    1,776     $   6,053    $ (4,277)
U.S./Canada - Reseller          5,412        7,768        (2,356)                 12,447        12,772        (325)
Latin America & Other             456          445            11                     768           962        (194)
OEM                               958        1,341          (383)                  1,964         2,135        (171)
                           ----------------------------------------           -------------------------------------
Total Hardware             $    8,059     $ 11,993      $ (3,934)             $   16,955     $  21,922    $ (4,967)
                           ========================================          ======================================

                                       Three Months Ended                                Six Months Ended
-------------------------------------------------------------------------------------------------------------------
                               July 2,     July 3,                               July 2,       July 3,
 (000's)                        1999         1998      Difference                 1999           1998    Difference
-------------------------------------------------------------------------------------------------------------------
 Europe Sales
-----------------
Controller Boards          $    3,098     $  3,873      $   (775)             $    8,341     $   6,998    $   1,343
Commissions                     2,314        2,619          (305)                  6,136         4,879        1,257
QMS BV Sales                   17,103            0        17,103                  17,103             0       17,103
                           ----------------------------------------            ------------------------------------
Total Europe               $   22,515     $  6,492     $  16,023              $   31,580     $  11,877    $  19,703
                           ========================================            ====================================

Net sales for the three months ended July 2, 1999, increased 44.0% from net sales for the three months ended July 3, 1998. While hardware and service revenues were down by $3.9 million (32.8%) and $1.3 million (14.4%), respectively, revenues in Europe and Japan increased $16.0 million (246.8%) and $4.6 million (2,119.4%), respectively.

The decline in hardware revenue is due to continued competition in the printer industry, especially for monochrome hardware sales. The Company's monochrome hardware sales were down $3.0 million (51.0%) and $5.0 million (45.0%) for the three-month and six-month periods, respectively. Part of the decrease in monochrome sales has been caused by the delay in the introduction of the Company's 25 page-per-minute printer which is scheduled for release in August 1999. In color hardware sales, the Company's new 11 x 17 inch color product has been well received by the market and has offset the decline in other color products.

The decline in service revenue is due to lower sales of spare parts and fewer service contracts, as well as abnormally large spare parts sales in early fiscal 1998 due to new Original Equipment Manufacturers ("OEMs") and distributors building up spare parts inventories for servicing their customers. The decline in service revenue reflects the decreasing cost of new printers and the tendency to replace rather than repair or maintain printers.

Until the reacquisition of the Company's former European and Australian subsidiaries, European revenue included only sales to the Company's European distributor, QMS B.V., of controller board sales at cost and commissions earned on QMS B.V. product sales. After June 7, 1999, revenues include sales to third-party customers and board sales and commission revenue between QMS and QMS B.V. The revenues between QMS and QMS B.V. are eliminated in consolidation as intercompany sales.

During the second quarter of fiscal 1999, controller board sales and commissions for Europe decreased 20.0% and 11.6%, respectively, compared to the second quarter of 1998. This decrease is due to the elimination of sales to QMS B.V. after June 7, 1999. For the six-month comparison, board sales and commissions increased 19.2% and 25.8%, respectively, due to the high board and commission sales in the first three months of 1999.

During the six months ended July 3, 1998, Japanese revenue included product and commission revenue for Japan, Korea, and other Pacific Rim countries. This revenue was generated through an independent company, QMS Japan KK, which, until September 1998, had exclusive rights to distribute QMS products throughout these countries. In September 1998, the Company reestablished its wholly owned subsidiary in Japan. Sales that had occurred through a master distributor in Japan are now being made through the Company's Japanese subsidiary, thereby eliminating the receipt of commissions on distributor sales.

Hardware sales for the three months ended July 2, 1999, were $8.1 million, a decrease of 32.8% over the same period ending July 3, 1998. The direct market net sales were down $1.2 million (49.5%) for the three months ended July 2, 1999, compared to the three months ended July 3, 1998, while the reseller net
sales decreased by $2.4 million (30.3%), for the same period.   The decrease in
hardware sales reflects increased competition for the magicolor 2 product.

Overall, the Company's gross profit increased $1.2 million, from $10.7 million for the three months ended July 3, 1998, to $11.9 million for the three months ended July 2, 1999, and from $20.8 million to $21.9 million for the six-month comparison, due to higher sales. While the gross profit increased, the gross profit margin decreased from 30.1% to 23.3% of sales for the three-month period and from 30.0% to 23.3% for the six-month period. Hardware margins in particular were down from 37.8% to 20.0% of sales due to price competition for color product.

Operating expenses increased approximately $3.0 million (from $10.1 million to $13.0 million for the three months ended July 3, 1998, and July 2, 1999, respectively) but decreased as a percentage of sales from 28.5% to 25.6%.
For the six-month comparison, operating expenses increased from $19.6 million in 1998 to $23.5 million in 1999, but decreased as a percentage of sales from 28.0% to 24.9%. Of the $3.0 million increase in operating expenses for the second quarter, $2.4 million represents the addition of European, Australian and Japanese operating expenses. The decrease in spending as a percentage of sales is primarily due to the additional European, Australian and Japanese sales but also reflects management's continued focus on controlling costs while growing revenue. Operating expenses for the quarter include $165,000 in amortization expense for Goodwill related to the reacquisition of QMS B.V.

Total other income and expense for the three months ended July 2, 1999, was a net expense of $55,000. This net expense includes a $387,000 gain on the sale of QMS Circuits, Inc.' s ("QCI") land and building. The QCI property has been for sale since the plant was closed in 1997. Excluding the gain on the QCI property, other income and expense would have been a net expense of $442,000 for the three months ending July 2, 1999, compared to a net expense of $146,000 for the three months ended July 3, 1998. The increase is the result of higher debt levels in the United States, adding financing from Minolta and the seller for the acquisition of QMS B.V., and interest from the added QMS B.V. operations.
In the six-month comparison, net other expense in fiscal 1999 was $313,000, an increase of $105,000 over the prior year. This increase reflects greater interest expense due to higher debt levels.

Income taxes reflect estimated foreign income taxes of QMS foreign subsidiaries and U.S. tax liabilities for foreign commissions earned.

Financial Condition
-------------------

The revolving credit balance with Foothill Capital Corporation ("Foothill") decreased from $10.8 million to $3.6 million during the quarter. The Company's decision to use seller financing for a portion of the QMS B.V. purchase allowed application of a portion of Minolta financing to the Company's revolving credit balance.

Accounts receivable, accounts payable and inventory grew by $24.5 million, $20.1 million and $21.9 million, respectively, due to the addition of QMS B.V. on June 7, 1999. In addition, the Company has increased its U.S. inventory and accounts payable due to a volume purchase agreement of magicolor 2 materials at a reduced price and extended payment terms. At July 2, 1999, the Company had $11.1 million in U.S. magicolor 2 inventory and a $3.9 million payable balance with its magicolor 2 supplier. The accounts payable balance should be paid during the coming three months, while inventory is expected to decrease over the next twelve months.

The Company expects its assets and liabilities to remain at higher levels due to higher sales and production volumes caused by acquisitions.

Liquidity and Capital Resources
-------------------------------

During the three months ended July 2, 1999, the Company's working capital and capital expenditure requirements came principally from operations. The Company's net working capital as of July 2, 1999, was $18.6 million compared to $14.4 million at January 1, 1999.

At July 2, 1999, the Company had cash on hand of $4.1 million and borrowings of $3.6 million and $20.7 million under the revolving credit facility with Foothill Capital Corporation ("Foothill") and Heller National Bank ("HNB"), respectively. Total borrowing capacity under the credit facilities is a function of eligible accounts receivable and inventory. At July 2, 1999, total availability was $35.8 million, consisting of $11.9 million with Foothill and $23.0 million with HNB. The Company believes its current working capital availability, including the effect of the acquisition, is adequate for its operating needs.

At July 2, 1999, the Company was out of compliance with certain Tangible Net Worth covenants of the Foothill revolving credit agreement. The Company is evaluating new U.S. credit facilities that will replace the current Foothill credit facility and provide for working capital requirements.

Sale-Leaseback Agreement
------------------------

At July 2, 1999, the Company was out of compliance with the Debt to Equity covenant contained in the 1997 sale-leaseback agreement for the Mobile headquarters. The Company has obtained a waiver of non-compliance through December 31, 2002, in exchange for $1.3 million in prepaid rent.

QMS and Minolta have also developed integration teams to evaluate how to best combine Minolta's printer business with QMS, Inc. QMS anticipates restructuring and other special charges of $6.0 million to $8.0 million as redundant expenses are eliminated. The Company anticipates that this charge will cause the Company to be out of compliance with several sale-leaseback covenants.

Among the remedies available to the landlord is the acceleration of all rent for the initial lease term, cancellation of the lease, or all other remedies available at law. Management believes that during the next quarter it will successfully negotiate additional waivers or a permanent revision to the covenants.

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

The effect of yen fluctuations on material prices is also offset in part by yen-based Japanese sales. Roughly 20% of all Company sales are in Japanese yen, which causes sales and profit margins to increase when yen values increase.

Year 2000 Compliance
--------------------

State of Readiness - In March 1997, the Company developed and began implementing plans to review its purchased and developed software for Year 2000 compliance. The plan addresses the major areas listed below.

     1.    IT Systems and Applications

     The Company has identified 218 internal systems and applications components; of these, 52 were identified as critical. As of July 2, 1999, all but two of these critical systems have been verified as Year 2000 compliant. The remaining two systems should be compliant by the end of September 1999.

     The Company has contacted all critical IT (information technology) systems and applications vendors and has received letters of compliance from them and system upgrades as required. The Year 2000 review for IT systems and applications was completed in November 1998. The last of the upgrades should be complete by September 1999. The Company has performed basic component testing following the guidelines defined by the BSI Year 2000 compliance definition. Because of the testing results to date, the Company does not currently foresee the need for additional contingency plans for these IT components.

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

Contingency and Business Continuation Plan - The Company will evaluate the need for a formal Year 2000 contingency plan by September 1999.

Recently Issued Accounting Standards
------------------------------------

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which will be effective for the Company's annual 1999 financial statements. Management has not yet determined the effect of SFAS No. 131 on its financial statements.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which will be effective, as amended by SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133," for the Company in fiscal 2001. Management has not yet determined the effect of SFAS No. 133 on its financial statements.


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

Foreign Currency Exchange Risk
------------------------------

At October 2, 1998, the Company had sales in over 28 countries worldwide. These sales outside the United States accounted for approximately 25 percent of worldwide sales. In 1999, the Company expects this percentage to increase due to foreign acquisitions, primarily in Europe and Japan. Over ninety-five percent of foreign sales are denominated in currencies of the local country. As such, the Company's reported profits and cash flows are exposed to changing exchange rates.

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

In addition, at any point in time the Company's foreign subsidiaries hold financial assets and liabilities that are denominated in currencies other than U.S. dollars. These financial assets and liabilities consist primarily of short-term, third-party receivables and payables. Changes in exchange rates affect these financial assets and liabilities. For the most part, however, these gains or losses arise from translation and, as such, do not significantly affect net income.

Prior to 1998, the Company on occasion has used derivatives to hedge specific risk situations involving foreign currency exposures. No such derivatives were held at July 2, 1999.

Interest Rate Risk
------------------

The financial liabilities of the Company that are exposed to changes in interest rates are limited to short-term borrowings. The stated rate of interest for borrowings under the Foothill and HNB revolving credit agreements are one and one-half percent over prime and London Interbank Offered Rate, respectively. Management believes interest rate risk for the Company is not significant; a one percent annual increase in prime or London Interbank Offered Rate would result in approximately $430,000 additional interest expense.


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

----------------------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  - None.
------------------------------------------------------------

ITEM 5.  OTHER INFORMATION - None.
--------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

 (a) Exhibits:

         Exhibit
          Number                     Description

--------------------------------------------------------

          27                   Financial Data Schedule



(b)  Reports:

o Form 8-K dated June 7, 1999, announcing the Company's reacquisition of its former subsidiaries, QMS Europe B.V. and QMS Australia PTY Ltd.

o Form 8-K dated August 6, 1999, announcing the resignation of James A. Wallace as Chief Financial Officer and Director

0 Form 8-K/A dated June 7, 1999, and signed August 11, 1999, related to the Company's reacquisition of its former subsidiaries, QMS Europe B.V. and QMS Australia PTY Ltd.


                           QMS, INC. AND SUBSIDIARIES


                                   SIGNATURES
                                  ----------



       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                         QMS, INC.

                                                         (Registrant)



Date:      August 13, 1999                               /s/ Edward E. Lucente
           ---------------                               ---------------------
                                                         Edward E. Lucente
                                                         President and Chief
                                                         Executive Officer



Date:      August 13, 1999                               /s/ Albert A. Butler
           ---------------                               ---------------------
                                                         Albert A. Butler
                                                         Chief Financial
                                                         Officer

