Form 10-Q
period 1999-10-01
QMS INC
filed 1999-11-15
CIK 710983

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    October 1, 1999
                                  ---------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               ---------------   -------------------------


                         Commission file number 1-9348
                                                ------

                                  QMS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                         63-0737870
--------------------------------------------------------------------------------
(State or other jurisdiction of                 (I.R.S.  Employer Identification
 incorporation or organization)                               Number)


       ONE MAGNUM PASS, MOBILE, AL                            36618
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)


                                (334) 633-4300
--------------------------------------------------------------------------------
               (Registrant's telephone number, including area code)


                               NOT APPLICABLE
--------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                       Yes    X         No
                                           -------         -------

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of the issuer's common stock, as of the latest practicable date 13,255,111 at October 29, 1999.
-------------------------------

                           QMS, INC. AND SUBSIDIARIES
                           ==========================


                                     INDEX
                                     -----

PART I - FINANCIAL INFORMATION                                     PAGE NUMBER
         ---------------------                                     -----------

Item 1.  Financial Statements
     Condensed Consolidated Balance Sheets
       (unaudited) as of October 1, 1999, and
       January 1, 1999                                                 3 - 4
     Condensed Consolidated Statements of Operations
       (unaudited) for the three and nine months ended
       October 1, 1999, and October 2, 1998                            5 - 6
     Condensed Consolidated Statements of Comprehensive
       Income (Loss) (unaudited) for the three and nine
       months ended October 1, 1999, and October 2, 1998                   7
     Condensed Consolidated Statements of Cash Flows
       (unaudited) for the nine months ended
       October 1, 1999, and October 2, 1998                                8
     Notes to Condensed Consolidated Financial Statements
       (unaudited)                                                    9 - 13

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                          14 - 19

Item 3. Quantitative and Qualitative Disclosures About
        Market Risk                                                       20

PART II - OTHER INFORMATION                                               21
          -----------------

  Item 1. Legal Proceedings
  Item 2. Changes in Securities
  Item 3. Defaults upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. (a)   Exhibits
          (b)   Reports on Form 8-K

SIGNATURES                                                                22

                           QMS, INC. AND SUBSIDIARIES
                           ==========================

                        PART I -  FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   as of October 1, 1999, and January 1, 1999
                                  (Unaudited)

                                                    October 1,   January 1,
in thousands                                           1999         1999
----------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
  Cash and Cash Equivalents                           $  5,189      $ 1,707
  Trade Receivables (less allowance for doubtful
   accounts of $641 at October 1, 1999, and $484
   at January 1, 1999)                                  48,504       22,747
  Note Receivable, Net                                     239          146
  Inventories:
     Raw Materials                                      11,955        6,419
     Work in Process                                     1,849        2,132
     Finished Goods                                     44,447       20,767
     Inventory Reserves                                 (9,825)      (3,629)
                                                      --------      -------
     Total Inventories, Net                             48,426       25,689
  Other Current Assets                                   8,080        2,944
                                                      --------      -------
     Total Current Assets                              110,438       53,233
                                                      --------      -------

PROPERTY, PLANT, AND EQUIPMENT                          40,872       35,990
  Less Accumulated Depreciation                         34,900       31,255
                                                      --------      -------
     Total Property, Plant, and Equipment, Net           5,972        4,735

CAPITALIZED AND DEFERRED SOFTWARE, NET                  10,593       10,155

PREPAID RENT (Note 7)                                    1,300        1,300

GOODWILL, NET (Note 3)                                  21,034            0

OTHER ASSETS, NET                                        2,281          871
                                                      --------      -------

  TOTAL ASSETS                                        $151,618      $70,294
                                                      ========      =======

See Notes to Condensed Consolidated Financial Statements

                           QMS, INC. AND SUBSIDIARIES
                           ==========================

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   as of October 1, 1999, and January 1, 1999
                                  (Unaudited)

                                                     October 1,  January 1,
in thousands                                            1999        1999
---------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                     $ 36,235     $14,363
  Revolving Credit Loans (Note 8)                        34,627       7,306
  Short-Term Debt (Note 9)                                7,240           0
  Current Maturities of Capital Lease Obligations           432         218
  Employment Costs                                        4,161       3,851
  Deferred Revenue                                        5,000           0
  Deferred Service Revenue                                6,115       7,453
  Other Current Liabilities:
     Warranty Accrual                                     2,197       1,298
     Restructuring Reserve (Note 11)                      2,349           0
     Accrued Management Transition Expenses               2,778         798
     Income Tax Payable                                     609           0
     Other                                                5,448       3,554
                                                       --------     -------
       Total Other Current Liabilities                   13,381       5,650
                                                       --------     -------
         Total Current Liabilities                      107,191      38,841
                                                       --------     -------

LONG-TERM DEBT (Note 10)                                 16,377           0

CAPITAL LEASE OBLIGATIONS                                 1,203         326

OTHER LIABILITIES:
  Deferred Service Revenue                                  797         839
  Deferred Compensation                                   2,407       2,638
  Accrued Management Transition Expenses                    419         421
  Other Liabilities                                         680         790
                                                       --------     -------
     Total Other Liabilities                              4,303       4,688
                                                       --------     -------

STOCKHOLDERS' EQUITY                                     22,544      26,439
                                                       --------     -------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $151,618     $70,294
                                                       ========     =======

See Notes to Condensed Consolidated Financial Statements

                           QMS, INC. AND SUBSIDIARIES
                           ==========================
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
    For the Three and Nine Months Ended October 1, 1999, and October 2, 1998
                                  (Unaudited)

                                             Three Months Ended        Nine Months Ended
                                          ------------------------  ------------------------
                                          October 1,   October 2,   October 1,   October 2,
in thousands, except per share amounts       1999         1998         1999         1998
--------------------------------------------------------------------------------------------

NET SALES
  Printers and Supplies                     $ 53,768      $25,134     $132,872     $ 76,526
  U.S. Service                                 8,962        9,795       24,157       28,387
                                            --------      -------     --------     --------
     Total Net Sales                          62,730       34,929      157,029      104,913
                                            --------      -------     --------     --------

COST OF GOODS SOLD
  Printers and Supplies                       46,740       18,947      109,437       56,269
  U.S. Service                                 6,124        6,388       15,799       18,297
                                            --------      -------     --------     --------
     Total Cost of Goods Sold                 52,864       25,335      125,236       74,566
                                            --------      -------     --------     --------

GROSS PROFIT
  Printers and Supplies                        7,028        6,187       23,435       20,257
  U.S. Service                                 2,838        3,407        8,358       10,090
                                            --------      -------     --------     --------
     Total Gross Profit                        9,866        9,594       31,793       30,347
                                            --------      -------     --------     --------

OPERATING EXPENSES                            19,815        8,915       43,309       28,495

RESTRUCTURING EXPENSES                         3,280            0        3,280            0

GOODWILL AMORTIZATION                            546            0          711            0
                                            --------      -------     --------     --------

   OPERATING INCOME (LOSS)                   (13,775)         679      (15,507)       1,852
                                            --------      -------     --------     --------

OTHER INCOME (EXPENSE)
  Interest Income                                 24           80           74          283
  Interest Expense                              (985)        (125)      (1,638)        (405)
  Miscellaneous Income (Expense)              (1,111)        (144)        (821)        (275)
                                            --------      -------     --------     --------
     Total Other Expense, Net                 (2,072)        (189)      (2,385)        (397)
                                            --------      -------     --------     --------

INCOME (LOSS) BEFORE INCOME TAXES
  AND EXTRAORDINARY LOSS                     (15,847)         490      (17,892)       1,455

INCOME TAX PROVISION (BENEFIT)
  (Note 12)                                       50          (36)         315           31
                                            --------      -------     --------     --------

INCOME (LOSS) BEFORE EXTRAORDINARY
  LOSS                                       (15,897)         526      (18,207)       1,424

EXTRAORDINARY LOSS ON EARLY
  EXTINGUISHMENT OF DEBT (Note 13)              (393)           0         (393)           0
                                            --------      -------     --------     --------

NET INCOME (LOSS)                           $(16,290)     $   526     $(18,600)    $  1,424
                                            ========      =======     ========     ========

                           QMS, INC. AND SUBSIDIARIES
                           ==========================
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (continued)
    For the Three and Nine Months Ended October 1, 1999, and October 2, 1998
                                  (Unaudited)

                                                   Three Months Ended        Nine Months Ended
                                                 -----------------------  -----------------------
                                                 October 1,   October 2,  October 1,   October 2,
in thousands, except per share amounts              1999         1998        1999         1998
-------------------------------------------------------------------------------------------------

EARNINGS (LOSS) PER
     COMMON SHARE (Note 5)
  Basic and Diluted Before Extraordinary Loss       $ (1.20)     $  0.05     $ (1.55)     $  0.13
  Extraordinary Item                                  (0.03)        0.00       (0.03)        0.00
                                                    -------      -------     -------      -------
  Basic and Diluted After Extraordinary Loss        $ (1.23)     $  0.05     $ (1.58)     $  0.13
                                                    =======      =======     =======      =======

SHARES USED IN PER SHARE
     COMPUTATION (Note 5)
  Basic                                              13,243       10,697      11,784       10,697
  Diluted                                            13,243       10,887      11,784       10,887

See Notes to Condensed Consolidated Financial Statements

                           QMS, INC. AND SUBSIDIARIES
                           ==========================
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
    For the Three and Nine Months Ended October 1, 1999, and October 2, 1998
                                  (Unaudited)

                                                Three Months Ended      Nine Months Ended
                                              ----------------------  ----------------------
                                              October 1,  October 2,  October 1,  October 2,
in thousands                                     1999        1998        1999        1998
--------------------------------------------------------------------------------------------
NET INCOME (LOSS)                              $(16,290)    $ 526     $(18,600)     $1,424

OTHER COMPREHENSIVE INCOME
  (LOSS) (No income tax effect):
    European Currency Translation
        Adjustments                                (979)        0         (833)          0
    Japanese Currency Translation
        Adjustments                                 980        12          659          12
    Canadian Currency Translation
        Adjustments                                 (36)     (335)         248        (590)
                                               --------     -----     --------      ------
    Total Other Comprehensive Income (Loss)         (35)     (323)          74        (578)
                                               --------     -----     --------      ------

COMPREHENSIVE INCOME (LOSS)                    $(16,325)    $ 203     $(18,526)     $  846
                                               ========     =====     ========      ======


See Notes to Condensed Consolidated Financial Statements

                           QMS, INC. AND SUBSIDIARIES
                           ==========================

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         For the Nine Months Ended October 1, 1999, and October 2, 1998
                                  (Unaudited)

                                                                    October 1,   October 2,
in thousands                                                           1999         1998
--------------------------------------------------------------------------------------------

Cash Flows from Operating Activities:
 Net Income (Loss)                                                    $(18,600)     $ 1,424
 Adjustments to Reconcile Net Income (Loss) to Net Cash
   Provided by (Used in) Operating Activities:
     Extraordinary Loss                                                    393            0
     Depreciation of Property, Plant and Equipment                       2,026        1,716
     Amortization of Goodwill                                              710            0
     Amortization of Capitalized and Deferred Software                   6,651        5,977
     Provision for Losses on Inventory                                   8,206        2,280
     Other                                                                 (35)         101
 Net Change in Assets and Liabilities that Provided (Used) Cash:
     Trade Receivables                                                  (6,058)      (1,779)
     Inventories, Net                                                   (3,641)      (7,728)
     Accounts Payable                                                     (540)       2,524
     Deferred Revenue                                                    5,000            0
     Other                                                               5,254          875
                                                                      --------      -------
       Net Cash Provided by (Used in) Operating Activities                (634)       5,390
                                                                      --------      -------

Cash Flows from Investing Activities:
 Purchase of Europe and Australian Subsidiaries                        (20,500)           0
 Collections of Notes Receivable                                           404          387
 Purchase of Property, Plant and Equipment                                (982)      (2,020)
 Proceeds from Disposal of Property, Plant and Equipment                   842           29
 Additions to Capitalized and Deferred Software Costs                   (8,057)      (6,590)
                                                                      --------      -------
       Net Cash Used in Investing Activities                           (28,293)      (8,194)
                                                                      --------      -------

Cash Flows from Financing Activities:
 Net Proceeds from Short-Term Debt and Revolving
   Credit Facility                                                       2,690        5,981
 Proceeds from Long-Term Debt                                           16,377            0
 Payments of Capital Lease Obligations                                    (292)      (1,164)
 Proceeds from Issuance of Common Stock                                 12,248            0
 Other                                                                   1,386           44
                                                                      --------      -------
       Net Cash Provided by Financing Activities                        32,409        4,861
                                                                      --------      -------

Net Increase in Cash and Cash Equivalents                                3,482        2,057

Cash and Cash Equivalents at Beginning of Period                         1,707          697
                                                                      --------      -------

Cash and Cash Equivalents at End of Period                            $  5,189      $ 2,754
                                                                      ========      =======

See Notes to Condensed Consolidated Financial Statements

                           QMS, INC. AND SUBSIDIARIES
                           ==========================

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.  MANAGEMENT OPINION

    In the opinion of management, the condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of October 1, 1999, the results of operations and changes in cash flows for the nine months ended October 1, 1999, and October 2, 1998. The results of operations for the nine months ended October 1, 1999, are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 1999. Certain reclassifications have been made to 1998 amounts to conform to the 1999 presentation.


2.  FISCAL YEAR CHANGE AND TRANSITION PERIOD

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


3.  ACQUISITION AND MINOLTA CONVERGENCE

    On June 7, 1999, the Company reacquired its European and Australian subsidiaries ("QMS B.V.") for purchase prices of $24.7 million and $2.7 million, respectively, plus direct acquisition costs of $2.5 million. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The estimated fair value of assets acquired, net of liabilities assumed, of $8.0 million was considered to be the best estimate as of the acquisition date and may be adjusted as more information is obtained. Goodwill of $21.9 million was recognized on the acquisition equal to the excess of the price paid over the estimated fair value of the net assets acquired. The consolidated statements of operations include the results of Europe and Australia operations from their acquisition date forward. During the third quarter of 1999, the Company recognized amortization expense of $546,000 related to goodwill. Goodwill is being amortized over ten years.

    To complete this acquisition, the Company raised $30.0 million through a $12.8 million loan and $5.0 million advance on future Company production from Minolta Co., Ltd. ("Minolta"), an offset to the Company's receivables due from seller of $3.2 million, and a $12.2 million sale of 2,130,000 shares of common stock to Minolta Investments Company. In addition, the Company financed $6.2 million of the purchase price through a note payable with Alto Imaging Group, N.V., (the former parent of QMS B.V.) that will be converted to a term loan with twenty quarterly payments of $311,746 starting January 15, 2000, and ending on October 15, 2004. Surplus financing was used to reduce revolving lines of credit.

    The estimated fair value of assets acquired and liabilities assumed in the acquisition is summarized as follows (in thousands):


         Fair value of assets acquired                    $49,789
         Goodwill                                          21,900
         Liabilities assumed                              (41,779)
                                                          -------
                                                          $29,910
                                                          =======

         Consideration consisted of:
            Cash                                          $20,500
            Note to Seller                                  6,234
            Portion offset by payable due to QMS, Inc.      3,176
                                                          -------
                  Total purchase price                    $29,910
                                                          =======

    The following unaudited pro forma consolidated results of operations for the nine months ended October 1, 1999, and October 2, 1998, have been prepared as though the acquisition occurred as of the beginning of the periods presented:

                                                        October 1,   October 2,
                                                           1999         1998
                                                        -----------  ----------

         Net sales                                        $158,271     $171,868
         Net income (loss) before extraordinary loss       (16,452)       4,311
         Net income (loss)                                 (16,845)       4,311
         Basic and diluted net income (loss) per share
           before extraordinary loss                         (1.28)        0.34
         Basic and diluted net income (loss) per share       (1.31)        0.32


    The unaudited pro forma consolidated results of operations have been prepared for comparative purposes only and do not purport to be indicative of the actual results that would have been achieved had the acquisition taken place as of January 1, 1998, or in the future.


4.  SUBSEQUENT EVENT

    On November 10, 1999, the Company received a $15 million loan from Minolta. This loan is payable over four years. The stated interest rate is LIBOR plus 2.5% payable monthly in arrears. Proceeds of this loan will be used to repay the $5.0 million unsecured advance from Minolta, to fund a loan to QMS B.V. for its working capital purposes, and the remainder will be used for corporate working capital purposes.


5.  EARNINGS (LOSS) PER SHARE

    The Company has adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Basic and diluted earnings
    (loss) per share computations are based on the weighted average number of common shares outstanding during the period and diluted earnings (loss) per share also includes any dilutive effect of the assumed exercise of stock options.

6.  COMPREHENSIVE INCOME (LOSS)

    The Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income" which establishes new rules for the reporting of comprehensive income (loss) and its components. Comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments and is reflected in the Condensed Consolidated Statements of Comprehensive Income (Loss). Due to the Company's available operating loss carryforwards, there was no income tax effect related to the components of other comprehensive income (loss) for any of the periods presented.


7.  PREPAID RENT

    At October 3, 1997, and October 2, 1998, the Company was not in compliance with the Net Worth covenant contained in the 1997 sale-leaseback transaction for the Mobile headquarters. On December 8, 1997, the Company obtained a one-year waiver of non-compliance through October 5, 1998, from the lessor in exchange for $1.3 million in prepaid rent and an amendment to a related warrant agreement. On November 17, 1998, the Company obtained a continuation of the waiver of non-compliance from the lessor through December 31, 1999, in exchange for continuing the $1.3 million in prepaid rent. On June 7, 1999, the Company obtained a waiver agreement and lease amendment for the transactions related to the Minolta convergence and reacquisition of the European and Australian subsidiaries.

    At October 1, 1999, the Company was not in compliance with several of the sale-leaseback agreement covenants; however, the agreement provides for a six-month cure period. The Company does not expect to achieve compliance with the current covenants during the cure period. Among the remedies available to the landlord are the acceleration of all remaining rent for the initial lease term (approximately $21.1 million), cancellation of the lease, or all other remedies available at law. Management believes waivers or permanent revisions of the covenants may be obtained through further negotiations over the next several months.


8.  REVOLVING CREDIT AGREEMENT

    On August 19, 1999, the Company entered into an agreement with Harris Trust and Savings Bank ("Harris") which allowed the Company to retire the existing secured revolving credit agreement. This new credit facility provides for a three-year revolving line of credit with maximum availability of $20.0 million, secured by the Company's domestic and Canadian accounts receivable, inventory, and machinery and equipment. At October 1, 1999, total availability was $19.1 million and $13.7 million was outstanding. The stated rate of interest for any borrowings under the agreement is one-quarter of one percent (0.25) over prime (8.5% at October 1, 1999) or London Interbank Offered Rate ("LIBOR") plus three percent.

    In compliance with Financial Accounting Standards Board ("FASB") Emerging Issues Task Force Issue No. 95-22, "Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Arrangements That Include a Subjective Acceleration Clause and a Lock-Box Arrangement," the Harris credit facility is classified as short-term debt in the financial statements.

    The Harris credit facility includes limit requirements for unamortized capital software development costs and capital expenditures, and minimum levels of tangible net worth and fixed charge coverage. At October 1, 1999, the Company was in compliance with these financial covenants; however, the Company's non-compliance under the sale-leaseback agreement would constitute a default of the credit facility if such non-compliance is not remedied during the six-month cure period provided for in the sale-leaseback agreement.

    At October 1, 1999, the Company's wholly owned subsidiary, QMS B.V., had borrowings of $20.9 million under the revolving credit facilities with Heller National Bank ("HNB"). Total borrowing capacity under this agreement is based on a percentage of eligible accounts receivable and inventory and is secured by these assets. The stated rate of interest for any borrowings under this agreement is prime plus 1.25%. At October 1, 1999, the Company was out of compliance with the HNB required minimum stockholders' equity covenant. Management has obtained an informal waiver from HNB for this non-compliance. If necessary, the Company is prepared to provide additional capital investment to QMS B.V. to remedy the non-compliance.


9.  SHORT-TERM DEBT

    On June 7, 1999, the Company signed a promissory note to pay Alto Imaging Group, N.V., (the former parent of QMS Europe B.V.) $6.2 million. The interest is paid monthly and the applicable interest rate for this note is an adjustable rate per year equal to five-tenths of one percent in excess of LIBOR through January 14, 2000. The principal amount due in November 1999 will be converted to a term loan with twenty quarterly payments of $311,746 starting January 15, 2000, and ending on October 15, 2004.


10. LONG-TERM DEBT

    Long-term debt at October 1, 1999, of $11.8 million represents a promissory note to Minolta. The note matures in May 2003, payable in thirty-six equal monthly installments of $356,000 beginning in July 2000. The interest rate is determined monthly by the lender based upon two and one-half percent over LIBOR and shall not exceed the maximum rate permitted by applicable law. At October 1, 1999, the interest rate was 7.9375%. There was no long-term debt at October 2, 1998.


11. RESTRUCTURING CHARGES

    During the third quarter of 1999, the Company recognized restructuring charges totaling approximately $3.3 million as actions were taken to reduce redundant expenses and head-count as a result of the Minolta convergence. These costs included $2.3 million associated with salary continuation and outplacement services for a group of 63 employees from all levels and functional areas of the Company and $931,000 for expenses related to the cancellation of an enterprise business software project that will now be replaced with systems consistent with those of Minolta. No amounts were charged against the liability during the third quarter of 1999.


12. PROVISION FOR STATE INCOME TAX

    In the three-month period ended October 1, 1999, the Company recorded a $700,000 provision for state income tax related to audit assessments for prior years. The assessments arose from the tax treatment of certain income, which the Company has contested through the appeal process. On September 23, 1999, a preliminary ruling by the present level appeal officer indicated that the Company might be liable on some of the disputed issues. The Company is exploring continued appeal and settlement options with regard to the final determination of this assessment.

13. EXTRAORDINARY LOSS

    During the third quarter of 1999, the Company retired debt with a face value of $7.3 million and incurred an extraordinary loss of $393,000. Due to the Company's available operating loss carryforwards, the Company has not recognized a related tax benefit.


14. RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which will be effective for the Company's annual 1999 financial statements. Management is presently evaluating the effect of SFAS No. 131 on its financial statements.

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which will be effective, as amended by SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133," for the Company in fiscal 2001. Management has not yet determined the effect of SFAS No. 133 on its financial statements.


15. COMMITMENTS AND CONTINGENCIES

    As of October 1, 1999, the Company had a commitment of approximately $11.3 million under contracts to purchase print engines and related components and approximately $7.4 million under contracts to purchase spares and consumables.

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

--------------------------------------------------------------------------------

Purchase of QMS B.V. and the Change of Control to Minolta Corporation
---------------------------------------------------------------------

On June 7, 1999, the Company reacquired the stock of its former subsidiaries, QMS Europe B.V. and QMS Australia PTY, Ltd. (collectively referred to as "QMS B.V."), for purchase prices of $24.7 million and $2.7 million, respectively, plus direct acquisition costs of $2.5 million. The Company paid $20.5 million of the purchase price in cash, received a $3.2 million offset to receivables, and gave its promissory note to the seller (Alto Imaging Group, N.V., the former parent of QMS B.V.) for the remaining $6.2 million. This note will be converted to a term loan with twenty quarterly payments of $311,746 starting January 15, 2000, and ending on October 15, 2004. The remainder of the purchase was funded out of a $12.8 million loan and a $5.0 million advance on future Company production from Minolta Co., Ltd. and the sale of 2,130,000 shares of the Company's common stock to Minolta Investments Company, a subsidiary of Minolta Co., Ltd., ("Minolta") for a total price of $12.2 million.

In addition to the purchase from the Company of 2,130,000 shares of common stock, on June 7, Minolta acquired 5,440,000 shares of the company's common stock through a tender offer consummated on July 19, 1999. As a result, Minolta is now the holder of 7,570,000 shares, or 57.4%, of the Company's outstanding common stock.

Results of Operations
---------------------

Net loss for the third quarter of fiscal 1999 was $16.3 million ($1.23 per share) on net sales of $62.7 million. For the nine months ended October 1, 1999, net loss was $18.6 million ($1.58 per share) on net sales of $157.0 million. These 1999 results compare to net income of $526,000 ($0.05 per share) on net sales of $34.9 million for the third quarter of calendar 1998 and net income of $1.4 million ($0.13 per share) on net sales of $104.9 million for the nine months ended October 2, 1998.


Table 1 - Net Sales Comparisons for Key Product Groups


                            Three Months Ended                    Nine Months Ended
                    -----------------------------------  -----------------------------------
                    October 1,  October 2,               October 1,  October 2,
(000's)                1999        1998     Difference      1999        1998     Difference
------------------  ----------  ----------  -----------  ----------  ----------  -----------

Hardware               $ 8,324     $ 9,523     $(1,199)    $ 25,279    $ 31,445     $(6,166)
Consumables              6,697       7,915      (1,218)      22,565      23,752      (1,187)
Service                  8,962       9,304        (342)      24,157      27,896      (3,739)
Europe/Australia        28,865       6,101      22,764       60,445      17,978      42,467
Japan                    9,839       1,878       7,961       24,101       3,082      21,019
All Other                   43         208        (165)         482         760        (278)
                       -------     -------     -------     --------    --------     -------
Total Net Sales        $62,730     $34,929     $27,801     $157,029    $104,913     $52,116
                       =======     =======     =======     ========    ========     =======


Table 2 - Hardware and International Sales Comparisons

                                        Three Months Ended                    Nine Months Ended
                                -----------------------------------  -----------------------------------
                                October 1,  October 2,               October 1,  October 2,
(000's)                            1999        1998     Difference      1999        1998     Difference
-------                         ----------  ----------  -----------  ----------  ----------  -----------

     Hardware Sales
--------------------------
U.S./Canada - Direct               $   694      $  982     $  (288)     $ 2,470     $ 7,035     $(4,565)
U.S./Canada - Reseller               6,297       6,458        (161)      18,744      19,230        (486)
Latin America & Other                  369         260         109        1,137       1,222         (85)
OEM                                    964       1,823        (859)       2,928       3,958      (1,030)
                                   -------      ------     -------      -------     -------     -------
Total Hardware                     $ 8,324      $9,523     $(1,199)     $25,279     $31,445     $(6,166)
                                   =======      ======     =======      =======     =======     =======

                                        Three Months Ended                    Nine Months Ended
                                -----------------------------------  -----------------------------------
                                October 1,  October 2,               October 1,  October 2,
(000's)                            1999        1998     Difference      1999        1998     Difference
-------                         ----------  ----------  -----------  ----------  ----------  -----------

     Europe Sales
------------------------
Controller Boards                  $     0      $3,135     $(3,135)     $ 8,341     $10,133     $(1,792)
Commissions                              0       2,966      (2,966)       6,136       7,845      (1,709)
QMS BV Sales                        28,865           0      28,865       45,968           0      45,968
                                   -------      ------     -------      -------     -------     -------
Total Europe                       $28,865      $6,101     $22,764      $60,445     $17,978     $42,467
                                   =======      ======     =======      =======     =======     =======


Net sales for the three months ended October 1, 1999, increased 79.6% from net sales for the three months ended October 2, 1998. This increase in net sales reflects the reacquisition of the Company's former European and Australian subsidiaries. While hardware and consumables revenues were down by $1.2 million (12.6%) and $1.2 million (15.4%), respectively, revenues in Europe and Japan increased $22.8 million (373.1%) and $8.0 million (423.9%), respectively. For the nine-month period ended October 1, 1999, net sales increased $52.1 million (49.7%) from the comparable period of 1998, again reflecting the reacquisition of the Company's former European and Australian subsidiaries.

For the nine-month period ended October 1, 1999, hardware revenue decreased $6.2 million (19.6%) from the comparable period in 1998. The direct market net sales were down $288,000 (29.3%) for the three-month comparison to 1998 and down $4.6 million for the nine-month comparison. This decrease is due primarily to the Company's decision to shift away from direct distribution using a direct sales force and to a two-tiered reseller distribution system. The Original Equipment Manufacturers ("OEM") net sales decreased by $859,000 and $1.0 million for the three-month and nine-month periods, respectively. This decline is due primarily to fewer placements of color and high-speed products with OEM customers.

Consumables revenue decreased $1.2 million (5.0%) for this nine-month comparison due primarily to lower sales of consumables for end-of-life printer products. Consumables revenues for current products increased by 15.0% for this same period.

Service revenue also decreased, by $3.7 million (13.4%) during the nine-month comparison. The decline in service revenue is due to the Company's decision to discontinue the active pursuit of non-QMS product service contracts and the overall tendency of users to forego the repair of printers by replacing older equipment as new print system costs continue to decrease.

Until the reacquisition of the Company's former European and Australian subsidiaries, European revenue included only sales of controller boards at cost to the Company's European distributor, QMS B.V., and commissions earned on QMS B.V. product sales. After June 7, 1999, revenues included sales to third-party customers at QMS B.V. and board sales. Net sales for Europe increased $42.5 million for the nine-month period ended October 1, 1999, from the comparable 1998 period due to this reacquisition.

During the third quarter of fiscal 1999, controller board sales and commissions for Europe decreased $3.1 million and $3.0 million, respectively, compared to the third quarter of 1998. This decrease is due to the elimination of sales to QMS B.V. after June 7, 1999. For the nine-month comparison, board sales and commissions decreased 17.7% and 21.8%, respectively, due to the higher board and commission sales in the first three months of 1999, prior to the reacquisition of QMS B.V.

During the nine months ended October 2, 1998, Japanese revenue included product and commission revenue for Japan, Korea, and other Pacific Rim countries. This revenue was generated through an independent company, QMS Japan KK, which, until September 1998, had exclusive rights to distribute QMS products throughout these countries. In September 1998, the Company reestablished its wholly owned subsidiary in Japan. Sales that had occurred through a master distributor in Japan are now being made through the Company's Japanese subsidiary, thereby eliminating the receipt of commissions on distributor sales.

The Company recognized special, restructuring, and extraordinary charges totaling approximately $6.2 million in the third quarter of 1999, essentially all related to North America. Special charges of $2.5 million were included in cost of goods sold and consist of a $790,000 write-off of spare parts inventory for a third-party service inventory that will no longer be utilized due to the Minolta convergence, $770,000 on write-downs of color laser printers for price promotions to reflect net realizable value, and $967,000 in write-downs for capitalized software related to product base redundancy as a result of the Minolta convergence. Restructuring charges of $3.3 million consist of $2.3 million in charges for workforce reduction and $931,000 for expenses related to the cancellation of an enterprise business software project that will be replaced with systems consistent with those of Minolta.

The Company also had $700,000 in provisional income tax charges from certain income tax assessments and an extraordinary item of approximately $393,000 for the early extinguishment of debt.

The Company's gross profit increased approximately $272,000 and $1.4 million for the three-month and nine-month comparisons, respectively, but decreased as a percentage of net sales from 27.5% to 15.7% for the three-month period and from 28.9% to 20.2% for the nine-month comparison. Excluding special charges, the Company's gross profit increased approximately $2.8 million and $4.0 million for the three-month and nine-month comparisons, respectively, but decreased as a percentage of net sales from 27.5% to 19.8% of sales for the three-month period and from 28.9% to 21.9% for the nine-month period. This decrease is primarily due to pricing actions taken on the 8-1/2 x 11 color hardware products in relation to competitive market pressure.

Operating expenses and goodwill amortization increased approximately $11.4 million and $15.5 million for the three-month and nine-month comparisons, respectively. As a percentage of net sales, operating expenses and goodwill amortization increased from 25.5% to 32.5% for the three-month comparison and from 27.2% to 28.0% for the nine-month comparison. The increase in operating expenses reflects the addition of the European and Australian subsidiaries and includes approximately $2.3 million for convergence related expenses for key executives due to Minolta's investment and related change of control.

Total other income and expense for the three months ended October 1, 1999, was a net expense of $2.1 million. This net expense includes a $387,000 gain on the sale of QMS Circuits, Inc.'s ("QCI") land and building. Excluding the gain on the QCI property, other income and expense would have been a net expense of $2.5 million for the three months ending October 1, 1999, compared to a net expense of

$189,000 for the three months ended October 2, 1998. The increase is the result of higher debt levels in the United States, additional financing from Minolta and the seller for the acquisition of QMS B.V., and the impact of foreign currency exchange related to the QMS B.V. operations. In the nine-month comparison, net other expense in fiscal 1999 was $2.4 million, an increase of $2.0 million over the prior year. This increase reflects greater interest expense due to higher debt levels.

Income taxes reflect estimated foreign income taxes of QMS foreign subsidiaries, U.S. tax liabilities for foreign commissions earned, and provisional income tax charges from certain income tax assessments.

Financial Condition
-------------------

The revolving credit balance with Foothill Capital Corporation ("Foothill") was paid in full during the third quarter of 1999. On August 19, 1999, the Company entered into a new financing arrangement with Harris Trust and Savings Bank ("Harris") which allowed the Company to retire the existing secured revolving credit agreement. This new credit facility provides for a three-year revolving line of credit with maximum availability of $20.0 million, secured by the Company's domestic and Canadian accounts receivable, inventory, and machinery and equipment. The stated rate of interest for any borrowings under the agreement is one-quarter of one percent (0.25) over prime (8.5% at October 1, 1999) or London Interbank Offered Rate ("LIBOR") plus three percent. The Harris credit facility includes limit requirements for unamortized capital software development costs and capital expenditures, and minimum levels of tangible net worth and fixed charge coverage.

Accounts receivable, accounts payable and inventory grew by $25.8 million, $21.9 million and $22.7 million, respectively, due to the addition of QMS B.V. on June 7, 1999. The Company expects its assets and liabilities to remain at higher levels due to higher sales and production volumes from acquisitions.

Liquidity and Capital Resources
-------------------------------

During the three months ended October 1, 1999, the Company's working capital and capital expenditure requirements came principally from operations. The Company's net working capital as of October 1, 1999, was $3.2 million compared to $14.4 million at January 1, 1999.

At October 1, 1999, the Company had cash on hand of $5.2 million and borrowings of $13.7 million and $20.9 million under the revolving credit facilities with Harris Trust and Savings Bank ("Harris") and Heller National Bank ("HNB"), respectively. Total borrowing capacity under the credit facilities is a function of eligible accounts receivable and inventory. At October 1, 1999, total availability was $40.0 million, consisting of $19.1 million with Harris
and $20.9 million with HNB.   The Company believes its current working capital
availability, including the effect of the acquisition, is adequate for its operating needs.

At October 1, 1999, the Company was in compliance with the Harris financial covenants; however, the Company's non-compliance under the sale-leaseback agreement would constitute a default of the Harris credit facility if such non-compliance is not remedied during the six-month cure period provided for in the sale-leaseback agreement. At October 1, 1999, the Company was out of compliance with the HNB required minimum stockholders' equity covenant. Management has obtained an informal waiver from HNB for this non-compliance. If necessary, the Company is prepared to provide additional capital investment to QMS B.V. to remedy the non-compliance.

On November 10, 1999, the Company received a $15 million loan from Minolta.
This loan is payable over four years. The stated interest rate is LIBOR plus 2.5% payable monthly in arrears. Proceeds of this loan will be used to repay the $5.0 million unsecured advance from Minolta, to fund a loan to QMS B.V. for its working capital purposes, and the remainder will be used for corporate working capital purposes.

Sale-Leaseback Agreement
------------------------

At October 3, 1997, and October 2, 1998, the Company was not in compliance with the Net Worth covenant contained in the 1997 sale-leaseback transaction for the Mobile headquarters. On December 8, 1997, the Company obtained a one-year waiver of non-compliance through October 5, 1998, from the lessor in exchange for $1.3 million in prepaid rent and an amendment to a related warrant agreement. On November 17, 1998, the Company obtained a continuation of the waiver of non-compliance from the lessor through December 31, 1999, in exchange for continuing the $1.3 million in prepaid rent. On June 7, 1999, the Company obtained a waiver agreement and lease amendment for the transactions related to the Minolta convergence and reacquisition of the European and Australian subsidiaries.

At October 1, 1999, the Company was not in compliance with several of the sale-leaseback agreement covenants; however, the agreement provides for a six-month cure period. The Company does not expect to achieve compliance with the current covenants during the cure period. Among the remedies available to the landlord are the acceleration of all rent for the initial lease term (approximately $21.1 million), cancellation of the lease, or all other remedies available at law. Management believes waivers or permanent revisions of the covenants may be obtained through further negotiations over the next several months.

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

The effect of yen fluctuations on material prices is also offset in part by yen-based Japanese sales. Roughly 15% of all Company sales are in Japanese yen, which causes sales and profit margins to increase when yen values increase.

Year 2000 Compliance
--------------------

State of Readiness - In March 1997, the Company developed and began implementing
------------------
plans to review its purchased and developed software for Year 2000 compliance. The plan addresses the major areas listed below.

     1.  IT Systems and Applications

     The Company has identified 218 internal systems and applications components; of these, 52 were identified as critical. As of October 1, 1999, all critical systems have been verified as Year 2000 compliant.

     The Company has contacted all critical IT (information technology) systems and applications vendors and has received letters of compliance from them and system upgrades as required. The Year 2000 review for IT systems and applications was completed in November 1998. The last of the upgrades was completed by September 1999. The Company has performed basic component testing following the guidelines defined by the BSI Year 2000 compliance definition. Because of the testing results to date, the Company does not currently foresee the need for additional contingency plans for these IT components.

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

Costs - The Company has concluded all necessary purchases and has spent
-----
approximately $150,000 to date. No additional external expenditures are anticipated in connection with the Year 2000 remediation.

Risks and Reasonably Likely Worst Case Scenarios - Although the Company has not
------------------------------------------------
identified any specific areas of risk, general market Year 2000 problems outside of the Company's control could have an adverse effect on the Company's operating results.

Contingency and Business Continuation Plan - The Company will evaluate the need
------------------------------------------
for a formal Year 2000 contingency plan by December 1999.

Recently Issued Accounting Standards
------------------------------------

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which will be effective for the Company's annual 1999 financial statements. Management is presently evaluating the effect of SFAS No. 131 on its financial statements.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which will be effective, as amended by SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133," for the Company in fiscal 2001. Management has not yet determined the effect of SFAS No. 131 on its financial statements.

                           QMS, INC. AND SUBSIDIARIES
                           ==========================

                         PART I - FINANCIAL INFORMATION
               ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
                               ABOUT MARKET RISK

--------------------------------------------------------------------------------

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

Prior to 1998, the Company on occasion has used derivatives to hedge specific risk situations involving foreign currency exposures. No such derivatives were held at October 1, 1999.

Interest Rate Risk
------------------

The financial liabilities of the Company that are exposed to changes in interest rates are limited to short-term borrowings. The stated rate of interest for borrowings under the Harris revolving credit agreement is one-quarter of one percent (0.25) over prime or London Interbank Offered Rate ("LIBOR") plus three percent, and the stated rate of interest for borrowings under the HNB revolving credit agreement is one and one-quarter percent (1.25) over prime. Management believes interest rate risk for the Company is not significant because a one percent annual increase in prime or LIBOR would result in only approximately $341,000 additional annual interest expense.

                           QMS, INC. AND SUBSIDIARIES
                           ==========================
                          PART II - OTHER INFORMATION

--------------------------------------------------------------------------------

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None.
------------------------------------------------------------


ITEM 5.  OTHER INFORMATION - None.
--------------------------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)  Exhibits:


      Exhibit
      Number       Description
      ------       -----------

      10(f) Executive Services Agreement dated August 1, 1999, between QMS, Inc. and Edward E. Lucente

      10(f)(i) Amendment to the Executive Services Agreement between QMS, Inc. and Edward E. Lucente dated October 25, 1999

      10(f)(ii)    Agreement between QMS, Inc. and Edward E. Lucente dated
                   October 25, 1999, in which QMS, Inc. adopts a nonqualified compensation agreement

      10(f)(iii)   Amendment to Trust Agreement between QMS, Inc. and South
                   Alabama Trust Company, Inc. dated October 25, 1999

      10(j) Credit Agreement dated August 19, 1999, by and between QMS, Inc. and Harris Trust and Savings Bank

      10(t)(iv)    Waiver Agreement and Lease Amendment dated June 7, 1999,
                   between INK (AL) QRS 12-21, INC., and QMS, Inc

      10(x)(v) Promissory Note between QMS, Inc. and Minolta Co., Ltd. for $15,000,000 dated November 10, 1999

      10(x)(vi)    Promissory Note between QMS, Inc. and QMS Europe B.V. for
                   $4,000,000 dated November 10, 1999

      27           Financial Data Schedule


(b)  Reports:
*  Form 8-K dated October 8, 1999, reporting the change in fiscal year end.

                           QMS, INC. AND SUBSIDIARIES
                           ==========================



                                   SIGNATURES
                                   ----------



   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       QMS, INC.
                                       (Registrant)



Date:   November 12, 1999               /s/ Edward E. Lucente
      ----------------------           --------------------------------------
                                       Edward E. Lucente
                                       President and Chief Executive Officer




Date:   November 12, 1999               /s/ Albert A. Butler
      ----------------------           --------------------------------------
                                       Albert A. Butler
                                       Chief Financial Officer