Form 10-K
period 1999-12-31
QMS INC
filed 2000-03-29
CIK 710983

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

    (Mark One)
     [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934. [NO FEE REQUIRED]
                  For the fiscal year ended December 31, 1999.

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

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   Aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 21, 2000: approximately $20,815,064.

   Number of shares of Common Stock outstanding as of March 21, 2000:
13,258,421

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held April 24, 2000, are incorporated by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

Item 1. Business.

General

   The Company designs and manufactures intelligent controllers which enhance the graphics capabilities and performance of computer printing and imaging systems. The Company incorporates its controllers, which consist of software implemented on printed circuit boards, into computer printing and imaging systems which it markets, sells, and supports. The Company also markets its controllers separately for incorporation into products marketed by others.

   The Company was incorporated under the laws of the State of Alabama in 1977 and reincorporated as a Delaware corporation in 1982. Its principal executive offices are located at One Magnum Pass, Mobile, Alabama 36618. The Company's telephone number is (334) 633-4300.

   In October 1998, the Company changed its accounting periods from a fiscal year ending on the Friday closest to September 30 to a fiscal year ending on the Friday closest to December 31. In order to implement this change, the Company had a 13-week transition period beginning on October 3, 1998, and ending on January 1, 1999 (the "transition period"). In this Form 10-K, fiscal 1999 refers to the year ended December 31, 1999, fiscal 1998 refers to the year ended October 2, 1998, and fiscal 1997 refers to the year ended October 3, 1997.

   On June 7, 1999, Minolta Investments Company, a subsidiary of Minolta Co., Ltd., (collectively "Minolta") purchased 2,130,000 shares of common stock for a total price of approximately $12.2 million. On July 12, 1999, Minolta acquired an additional 5,440,000 shares of the Company's common stock through a cash tender offer bringing its holdings to 7,570,000 shares, or 57.1% of the Company's outstanding common stock.

   On June 7, 1999, the Company reacquired the stock of its former subsidiaries, QMS Europe B.V. and QMS Australia PTY, Ltd., (collectively referred to as "QMS B.V.") for purchase prices of $24.7 million and $2.7 million, respectively, plus direct acquisition costs of $2.5 million. The Company paid $20.5 million of the purchase price in cash, received a $3.2 million offset to receivables, and gave its promissory note to the seller (Alto Imaging Group, N.V., the former parent of QMS B.V.) for the remaining $6.2 million. This note was converted to a term loan with twenty quarterly payments of $311,746 beginning January 15, 2000, and ending on October 15, 2004. The remainder of the purchase was funded by a $12.8 million loan and $5.0 million advance on future Company production from Minolta Co., Ltd. and the sale of 2,130,000 shares of the Company's common stock to Minolta, as mentioned above.

   The Minolta alliance, along with the reacquisition of the Company's European master distributor, is designed to position the Company as a new organization that can more effectively compete in the global digital printing marketplace. The alliance brings together the resources of each entity, combining engine and controller technologies, coordinating joint sales and marketing efforts, expanding entry into key markets, and integrating logistical operations. In the United States, the convergence of these resources was completed in November 1999. Convergence of European operations, which began in 1999, is expected to reach completion by April 2000.

Products/1/

   The Company's principal products are intelligent networked and stand-alone print systems consisting of purchased print engines, proprietary hardware and software, proprietary intelligent printer-to-computer interfaces, and other components.
--------
/1/ The following trademarks and registered trademarks of the Registrant are used herein: QMS, Crown, CrownNet, and magicolor. All other trademarks and registered trademarks are the property of their respective companies.

   The printing products marketed by the Company address the printing needs of customers in electronic publishing, general business, graphic arts, scientific, and engineering environments. The Company's products include both color and monochrome print systems with a variety of speeds, paper handling, and performance characteristics. The Company also markets accessories, add-ons, and software for use with its printing systems and offers spare parts, fonts, and consumables.

   The Company's development efforts include a continuing program of upgrading its two core printing architectures, Crown(R) and DeskLaser, to incorporate new features consistent with industry trends. The Company's Crown printing architecture is an open document processing technology that provides advanced multitasking and networking capabilities across a range of the Company's print systems. In August 1999, the Crown architecture incorporated a number of advancements, including networking enhancements, host software modifications, and productivity improvements. In conjunction with the Crown enhancements, the Company updated its CrownNet(R) for Ethernet(R) interface to support both traditional and Fast Ethernet networks. The addition of these features was driven by technology trends and aims to improve printer management, document processing performance, network throughput, and ease of use.

   The DeskLaser printing architecture enables the Company to manufacture low-cost, network printing solutions for workgroups standardized on the Windows(R) operating system. By utilizing the power of the Windows operating system in processing and printing files, the requirements of the printer's controller are fewer, and the Company is therefore able to reduce costs in the development of these products. In 1999, the printer driver for the magicolor(R) 2 DeskLaser, a product based on the DeskLaser printing architecture, received a new user interface and performance improvements. As a result, it was presented the "Best Buy" award from PC World magazine.

   In addition to enhancing its printing architecture, the Company extended its color laser product line in 1999, releasing several new printers. In developing these new color products, the Company focused on reducing costs and enhancing performance and paper handling to be more in line with monochrome-only printers.

   The magicolor 2 DeskLaser Duplex, introduced in June, is designed as a low-cost color laser printer for business workgroups using the Windows operating system. It was the first magicolor model to offer automatic duplexing (two-sided printing) and is positioned as an affordable, high-performance laser printer alternative to ink jet technology.

   In August, the magicolor 2+ color laser printer series further expanded the Company's color laser printer line. Consisting of three models, the magicolor 2+ was the first product to receive the expanded Crown feature set and continues the Company's trend of developing performance color printers that are easy to use.

   The magicolor 6100, introduced in November 1999, brings affordable, large-format color laser printing to mainstream business. It prints 6-12 color pages per minute and up to 24 black-and-white pages per minute and supports automatic duplexing and print media as large as 13" X 19". In comparison to leading competitive offerings, the magicolor 6100 is positioned favorably in product feature set and price and offers the added benefit of the Crown printing architecture to end-users.

   To increase the functionality of the Company's color laser printers and provide more of the document handling characteristics associated with monochrome printers and copiers, the Company introduced the SC-200 digital copier/scanner. This device attaches to any QMS color laser printer allowing users to make full color copies on the printer. It can also operate as a scanner by attaching to a PC.

   The Company's monochrome product line also received new additions in 1999. The first, occurring in February, was the 4032 Print System. At the time of announcement, it was the lowest-priced 40 page-per-minute printer on the market. The 4032 is modeled after the 3260 Print System, based on the same print engine, controller, and processor, and shares common document finishing options. The 4032 offers extra speed and a duty cycle of up to 200,000 pages per month. Combined with its aggressive price point, the Company believes the 4032 Print System is currently positioned as the price/performance leader in the midrange production printing market.

   The 25 page-per-minute 2560 network printer family, announced in August, introduced several new document finishing features to the Company's monochrome printer line, including mailbox units, a stacker/stapler/hole punch finisher, and a mailbox finisher. These document handling and finishing options position the 2560 Print System as an adaptable resource that can grow with a business.

   Upon completion of the Company's convergence with Minolta within the United States, the Company integrated the recently co-branded PageWorks 18 printer family into its monochrome product line. Management believes that the PageWorks 18 positions the Company to penetrate new markets and utilize alternative distribution channels, including e-tail and catalog sales, due to its low price point and markets served.

Sales and Marketing

   The market for the Company's products is related to the market for computer systems generally. Current end users of the Company's products include many Fortune 500 companies, governmental agencies, and educational institutions. In the United States and internationally, the Company sells its products primarily through resellers, including national and regional distributors and computer dealers, as well as directly through its Original Equipment Manufacturer ("OEM") partners.

   As of December 31, 1999, the Company operated sales offices in 27 cities in 18 states in the United States. The Company, either directly or through its international network and distributors, markets its products in 91 countries outside of the United States.

   As a result of the Minolta convergence, the Company's U.S. sales and marketing strategy has been restructured to broaden product distribution channels, refocus end-user awareness, and realign its internal support structure to be more globally focused. Outlets for distribution now include additional national and value-add reseller partners, retail outlets, catalog providers, BTA (Business Technology Association) dealers, and the Minolta direct sales force. The Company's marketing strategy also includes the e-tail or e-commerce Internet distribution model, a fast-growing method for product disbursement that is expected to allow the Company to realize higher-volume distribution.

   The Company's ten largest customers accounted for an aggregate of approximately 41.5% of total net sales during fiscal 1999. Sales to Ingram Micro, Inc. represented 10.8% of consolidated revenues for fiscal 1999.

   The Company's products are advertised in the United States and international markets and exhibited at industry trade shows under the co-branded name "Minolta - QMS." This step was taken in an effort to refocus customer awareness on the Company and capitalize on Minolta's brand equity.

   The Company also provides field sales support, including training for customers and resellers, trade show exhibits, sales training, and sales assistance to sales representatives. The Company believes that this support has been well received by its customers and sales organizations and has assisted the Company in the introduction of new products.

   In addition to Minolta - QMS co-branded products, several of the Company's printer lines were sold in the United States and abroad under private label through OEM partners. The Company has a long-standing history of OEM relationships because of its competitive product line as well as its agility and experience in this area. Private-label sales through OEM resources increase coverage of the Company's products across an untapped customer base.

International Operations

   In fiscal 1997 and 1998, the transition period and fiscal 1999, international sales totaled $27.8 million, $34.0 million, $17.5 million, and $133.5 million, respectively, representing approximately 22%, 25%, 45% and 60%, respectively, of the Company's net sales. The 1999 increase reflects the inclusion of sales of the Company's reacquired European subsidiary. The Company derives its international sales from Europe, the Middle East, the Far East, Japan, Canada, and Central and South America.

   With the reacquisition of the Company's Japanese operations in 1998 and its European and Australian operations in 1999, and with the Minolta convergence in place, the Company expects its international operations, like its U.S. operations, to achieve increased lines of distribution, additional product offerings, and increased resource availability. The convergence activities related to the Minolta alliance began in 1999 and are expected to reach completion for the Company's international organization by April 2000.

   The components used in the Company's products are purchased abroad, primarily from Japanese companies, including Minolta. Accordingly, the cost of such components may increase if the value of the U.S. dollar declines relative to the currency of the source country.

   For financial information regarding the Company's foreign and domestic operations and export sales, see Notes 1 and 16 of Notes to the Company's Consolidated Financial Statements under Item 8 (Financial Statements and Supplementary Data).

Service, Support, and Warranty

   In 1999, the Company continued to provide technical and software support as well as maintenance service and support to its end users directly and through distributors, resellers, and third-party service providers. A staff of engineers and technicians provided systems applications support, field service support, and customer training for the use and maintenance of the Company's products. In the United States, the Company provided technical hardware and software support and maintenance service from its home office in Mobile, Alabama, and from field offices located in 55 cities in 34 states. Technical support was provided via telephone and the World Wide Web while a national service organization provided alternative repair choices of return to depot or factory, on site, and special contractual service. In the European market, the Company provided technical hardware and software support and maintenance service from its home office in Maarssen, The Netherlands. Service support was also partially outsourced in Europe to specialized service and maintenance providers who have been trained by the QMS European Training Center on new products and technologies. During fiscal 1999, the Company provided international technical service in Canada through its direct service organization as well as through certain authorized dealers.

   The Company warrants its products for a period of 90 days to 1 year from the date of shipment, depending on the product. The Company's annual warranty costs have not been significant relative to the Company's net sales.

   Major efforts began in 1999 to transition the Company's service business and portions of its support structure to IBM Printing Systems ("IBM"). This strategic agreement, which was finalized in January 2000, names IBM as the global service provider for the Company's printers. Under the terms of the agreement IBM will provide warranty and service support for the Company's printers under existing service contracts and will service new contracts as they are written. The Company will continue qualifying resellers as authorized service providers for the Company's products and will continue to provide telephone-based and on-line technical hardware and software support through IBM.

Competition

   The digital printing market is in a state of great transition as demonstrated by the number of key competitors participating in corporate mergers and acquisitions. Through the convergence with Minolta, management believes the Company is well-positioned for several reasons. The Company is building a worldwide distribution network that is expected to allow for improved global sales coverage and customer support. Furthermore, the convergence of technical expertise between the Company, as a controller manufacturer, and Minolta, as a print engine developer, should encourage more effective product development.

   Incorporating products from Minolta allows the Company to compete in broader printer markets, from single-user SOHO ("small office home office") environments to departmental, multi-user settings. Laser printing competes with other technologies in the computer printer market, including inkjet, dye sublimation, ion deposition, magnetic, thermal, and impact printers. Other manufacturers whose printers compete with the Company's include: Canon, Inc.; Hewlett-Packard Company; IBM; Lexmark International, Inc.; NEC Technologies, Inc.; Seiko Epson Corp.; and Xerox Corporation (Tektronix, Inc.). Many of these competitors are larger companies with greater financial resources than those of the Company. The alliance with Minolta, however, will increase resources available to the Company to compete successfully with the above mentioned competitors.

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

   Most of the parts, components, and subassemblies used in the Company's products are available to the Company from a variety of sources. When management determines, however, that a particular supplier is sufficiently reliable, the Company generally chooses to rely on that single source for its requirements. If the Company were required to change its sources of these materials unexpectedly, the Company might be adversely affected during the transitional time of negotiating new arrangements with another vendor and integrating those materials into its production process. The Company, however, is attempting to move away from its reliance upon single-source suppliers of its requirements.

   During fiscal 1999, the Company performed manufacturing and assembly operations in Mobile, Alabama, and in Utrecht, The Netherlands.

Order Backlog

   The Company's backlog consists of firm purchase orders that the Company expects to fill during fiscal 2000. As of October 2, 1998, and December 31, 1999, the backlog was $9.5 million and $11.3 million, respectively.

   As a result of transitioning from a direct sales force to distributors, the Company has reduced its finished goods response time significantly for shipping goods off the shelf. Because a substantial portion of the monthly sales has historically been derived from new orders received during the month, backlog is not necessarily an accurate indicator of future revenues. The Company does not believe that sales of its products are subject to significant seasonal fluctuations.

Print Engines

   The Company purchases print engines for its products from third-party manufacturers, including: Fuji Xerox Co., Ltd.; Fujitsu Computer Products of America, Inc.; Hitachi America, Ltd.; Minolta Co., Ltd.; and Xerox International Partners, Inc. While other sources are available, the Company currently relies on these suppliers' abilities to make print engines available as needed by the Company. Some of these print engines are supplied to the Company pursuant to the terms of written contracts. These contracts specify prices to be paid for each print engine, and these prices are sometimes dependent upon the annual volume of print engines purchased from that manufacturer. Certain of the Company's supply contracts with foreign manufacturing sources are subject to adjustment for exchange rate fluctuations.

   In certain cases, the Company applies its expertise in imaging technology to influence the design and feature content of print engines that are planned to be incorporated in its future products.

   The Company believes that its requirements for print engines for fiscal 2000 will be adequately met under the terms of existing arrangements and those expected to be entered into in fiscal 2000. The Company has some flexibility to adjust delivery schedules and quantities as the demand for specific print engines change as a result of changes in product mix and customer demand. Although the Company will continue to source print engines from a variety of suppliers, during fiscal 2000 Hitachi America, Ltd. will supply most of the Company's color print engines, and Minolta will be the primary supplier for monochrome print engines. Consequently, disruption of the Company's contracts with these suppliers would adversely affect the Company during the time required to negotiate new arrangements with different print engine suppliers and to bring the new products to market.

Research and Development

   The Company's research and development program examines new technologies, develops new and improved applications for the Company's products, and provides insights into new directions for the Company's business. During fiscal 1999, the Company implemented a plan to revitalize its Crown technology and introduced a number of new features, including a Portable Document Format ("PDF") emulation and additional typefaces, aimed at improving printer performance and ease of use. These advances are expected to increase the competitiveness of its controllers in future years.

   The Company places significant emphasis on the addition of new features for its print systems and enhancement of these systems to satisfy new applications. The Company solicits and receives continuing advice from its end users and various resellers in identifying appropriate additions. To augment in-house development efforts, the Company contracts with third parties to develop products to its specifications. The Company also licenses applications and other software from third-party entities. In addition, the Company assists certain software design firms in adapting their existing software for use with the Company's products.

   As of December 31, 1999, approximately 18.3% of the Company's employees were employed in its research and development department. During fiscal 1997 and 1998, the transition period and fiscal 1999, the Company spent approximately $13.5 million, $11.3 million, $3.5 million and $14.0 million, respectively, for research and development and software costs and received no material customer-sponsored funding for research and development. In fiscal 1997 and 1998, the transition period and fiscal 1999, approximately $8.2 million, $7.7 million, $2.8 million and $9.7 million, respectively, of the software costs for those fiscal periods were capitalized in accordance with Financial Accounting Standards ("FAS") Statement No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed."

Patents and Trademarks

   The Company currently holds United States patents on certain of its products; however, most of the Company's revenue is derived from products for which there is no patent protection. Because of rapid technological changes in the computer and electronic printing industries, the Company does not believe that patents offer a significant degree of protection for most of its product and technology advances. The Company's strategy for maintaining its competitive position is to continue to emphasize product research and development, coupled with a high level of customer support.

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

Employees

   As of December 31, 1999, the Company employed 575 permanent employees in the United States. During fiscal 1999, the Company had four foreign operating subsidiaries, employing a total of 216 permanent employees. QMS Europe B.V. (including QMS Australia PTY, Ltd.), employing 199 permanent employees, has sales and support organizations in the Netherlands and in offices in Germany, France, the United Kingdom, Sweden and Australia. QMS Canada, Inc., employing 17 permanent employees, has sales and support organizations in Montreal, Ottawa, Toronto, and Vancouver. QMS K.K., employing no permanent employees, has a vendor that provides sales and support organizations in Tokyo.

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

Item 2. Properties.

   The facilities of the Company's headquarters cover an aggregate of 117,000 square feet, of which 50,000 square feet are used for product research and development. The Company's primary manufacturing and warehousing facility covers 152,000 square feet. Both of these facilities are leased by the Company and located in Mobile, Alabama. In Fort Walton Beach, Florida, a subsidiary of the Company owned a 35,000 square foot facility on three acres of land. Effective August 1997, this subsidiary ceased operations and, in June of 1999, the property was sold for $925,000.

   During fiscal 1999, the Company leased additional office space in the United States, Europe, Australia, Canada, and Japan.

   The Company's properties are utilized approximately five and one-half days per week, with no significant under-utilization of facilities. The Company believes that its owned and leased properties are sufficient for its current and foreseeable needs.

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

Item 4. Submission of Matters to a Vote of Security Holders.

   None.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

Market Price and Dividend Information

   The Company's common stock is listed on the New York Stock Exchange under the ticker symbol "AQM." The table below sets forth the per share quarterly high and low closing prices of QMS common stock for the fiscal years ended December 31, 1999, and October 2, 1998, and the transition period. In June 1999, the Company sold 2,130,000 shares of its common stock to Minolta for a total price of $12.2 million. The proceeds from this sale were used in the reacquisition of the Company's former European and Australian subsidiaries. No cash dividends were declared in either of the last two fiscal years or the transition period, and the Board of Directors has no present intention to pay cash dividends in the foreseeable future. Payment of cash dividends is prohibited by one of the Company's primary lenders and the lessor of its corporate headquarters. There were 1,319 holders of record of the Company's common stock at March 21, 2000.

                                                    1999              1998
                                              ----------------- ----------------
Fiscal Quarter                                  High     Low     High     Low
--------------                                -------- -------- ------- --------
First........................................ $4       $2 5/8   $3 3/16 $2 1/4
Second.......................................  5 11/16  2 7/8      5     2 11/16
Third........................................  5 5/8    3 3/8      5     3 3/8
Fourth.......................................  3 5/8    2 11/16  4 9/16  2 3/4
Transition Period............................                    4 1/8   3

Item 6. Selected Financial Data.

Five-Year Summary--Financial and Other Data

   For the fiscal year ended December 31, 1999, the transition period ended January 1, 1999, and the fiscal years ended October 2, 1998, October 3, 1997, September 27, 1996, and September 29, 1995

                                     Transition
                            1999       Period     1998      1997       1996      1995
                          --------   ---------- --------  --------   --------  --------
                              Dollars in thousands, except per share amounts
Operating results
 Net sales..............  $221,286    $39,338   $133,491  $124,589   $147,174  $259,740
 Cost of sales..........   177,005     29,326     94,071    98,557     99,151   210,032
 Marketing and selling
  expense...............    19,801      4,464     18,896    22,026     25,331    47,066
 Research and
  development expense...     4,236        619      3,672     5,294      4,567     6,282
 General and
  administrative
  expense...............    35,399      4,694     14,771    15,900     12,461    32,862
 Restructuring charges..     5,646          0          0     8,029          0     8,364
 Goodwill amortization..     1,956          0          0         0          0         0
                          --------    -------   --------  --------   --------  --------
 Operating income
  (loss)................   (22,757)       235      2,081   (25,217)     5,664   (44,866)
 Interest income........        56         51        381       373        398       171
 Interest expense.......    (3,014)      (193)      (485)     (721)    (1,805)   (4,113)
 Gain on divestitures of
  businesses............         0          0          0         0          0     3,675
 Miscellaneous income
  (expense).............    (1,913)        23       (117)     (557)      (737)      847
                          --------    -------   --------  --------   --------  --------
 Income (loss) before
  income taxes and
  extraordinary loss....   (27,628)       116      1,860   (26,122)     3,520   (44,286)
 Income tax provision
  (benefit).............      (621)         4         35         0       (733)        0
                          --------    -------   --------  --------   --------  --------
 Income (loss) before
  extraordinary loss....   (27,007)       112      1,825   (26,122)     4,253   (44,286)
 Extraordinary loss on
  early extinguishment
  of debt...............      (393)         0          0         0          0         0
                          --------    -------   --------  --------   --------  --------
 Net income (loss) .....  $(27,400)   $   112   $  1,825  $(26,122)  $  4,253  $(44,286)
                          ========    =======   ========  ========   ========  ========
Income (loss) per common
 share
 Basic and diluted
 before extraordinary
 loss...................  $  (2.22)   $  0.01   $   0.17  $  (2.44)  $   0.40  $  (4.15)
 Extraordinary loss.....     (0.03)      0.00       0.00      0.00       0.00      0.00
                          --------    -------   --------  --------   --------  --------
 Net income (loss) basic
  and diluted ..........  $  (2.25)   $  0.01   $   0.17  $  (2.44)  $   0.40  $  (4.15)
                          ========    =======   ========  ========   ========  ========
Weighted average number
 of shares (in
 thousands) used in
 computing net income
 (loss) per share:
 Basic..................    12,152     10,697     10,697    10,696     10,681    10,677
 Diluted................    12,152     10,876     10,887    10,696     10,722    10,677
Balance sheet
 Total assets...........  $151,206    $70,294   $ 69,355  $ 58,589   $ 91,718  $135,538
 Net working capital....  $ 14,421    $14,392   $ 14,980  $ 12,287   $ 19,235  $ 35,511
 Term debt and bank
  loans.................  $ 69,604    $ 7,306   $  5,981  $    447   $ 13,695  $ 36,404
 Stockholders' equity...  $ 13,130    $26,439   $ 26,038  $ 24,324   $ 47,432  $ 43,213
Other data
 Current ratio..........      1.15       1.37       1.39      1.46       1.49      1.55
 Gross profit margin....      20.0%      25.5%      29.5%     20.9%      32.6%     19.1%
 Net profit (loss)
  margin................     (12.4)%      0.3%       1.4%    (21.0)%      2.9%    (17.1)%
 Return on average
  stockholders' equity..    (139.9)%      0.4%       7.2%    (72.8)%      9.4%    (67.0)%
 Persons employed at
  period end............       791        688        698       705        886     1,194

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

 Fiscal Years 1999, 1998, and 1997 Compared

General

   The year ended December 31, 1999, ("Fiscal 1999") was a year of transition as the Company has gone through a change of control, a reacquisition of its former European and Australian subsidiaries and completion of its plan to begin outsourcing its service support on printers in early fiscal 2000. All of these changes were critical to the Company's goals of returning to industry prominence and positioning itself favorably in the global printer market.

   In 1998, the Company modified its accounting period from a fiscal year ending on the Friday closest to September 30 to a fiscal year ending on the Friday closest to December 31. Accordingly, the Company has a 13-week transition period beginning on October 3, 1998, and ending on January 1, 1999 (the "transition period"). During this transition period no unusual items occurred that would affect the trends of operations discussed below for the applicable years. The Company again modified its accounting period to align with that of the Minolta Group. Accordingly, there will be another 13-week transitional period ending March 31, 2000. The fiscal year 2000 will then begin on April 1, 2000, and end on March 30, 2001 ("Fiscal 2000"). The Company enters this transitional period, and will enter fiscal 2000, with a renewed focus on its core business of laser print systems and consumables. With the continuing evolution of the Company's sales channel structure, adequate borrowing capacities, and new product introductions, management believes the Company is positioned for renewed profitability and improved stockholder value.

Change of Control to Minolta Investments Company and the Purchase of QMS B.V.

   As the Company entered 1999, it faced some serious financial issues that limited its ability to compete worldwide. In February 1999, the Company began discussions of forming an alliance with Minolta Co., Ltd., which wanted to strengthen its position in the growing laser printer market and recognized the Company's technical expertise and complementary strengths.

   On June 7, 1999, Minolta Investments Company, a subsidiary of Minolta Co., Ltd., ("Minolta") purchased 2,130,000 shares of common stock for a total price of approximately $12.2 million. On July 12, 1999, Minolta acquired 5,440,000 shares of the Company's common stock through a cash tender offer bringing its holdings to 7,570,000 shares, or 57.1% of the Company's outstanding stock.

   On June 7, 1999, the Company reacquired the stock of its former subsidiaries, QMS Europe B.V. and QMS Australia PTY, Ltd., (collectively referred to as "QMS B.V.") for purchase prices of $24.7 million and $2.7 million, respectively, plus direct acquisition costs of $2.5 million. The Company paid $20.5 million of the purchase price in cash, received a $3.2 million offset to receivables, and gave its promissory note to the seller (Alto Imaging Group, N.V., the former parent of QMS B.V.) for the remaining $6.2 million. This note was converted to a term loan with twenty quarterly payments of $311,746 beginning January 15, 2000, and ending on October 15, 2004. The remainder of the purchase was funded by a $12.8 million loan and $5.0 million advance on future Company production from Minolta Co., Ltd. and the sale of 2,130,000 shares of the Company's common stock to Minolta, as mentioned above.

   The Company recognized restructuring charges of $3.3 million related to its 1999 Minolta convergence activities in North America (see Results of Operations). Similar convergence-related restructuring charges are anticipated for the Company's European and Japanese operations during fiscal 2000. Activities related to this convergence are expected to be completed by April 2000. No material effect on future operating results or cash flows is anticipated.

IBM Global Service Support for QMS Printers

   In December 1999, the Company entered into an agreement with IBM Printing Systems ("IBM"), which will become the global service provider for the Company's printers. The Company's customers will look to IBM, and its worldwide infrastructure, for their printer service and parts needs as the Company expands its newly integrated product line globally. This is the latest step in the Company's strategy of focusing on its channel distribution and technology development, and is part of the Company's overall restructuring and convergence with Minolta.

   In December 1999, the Company recognized restructuring charges of $2.3 million associated with the transfer of the service business to IBM, which consisted of $1.6 million in salary continuation for approximately 109 employees from all levels and functional areas of the Company's service business, $0.6 million for activities associated with field service office closings, and $0.1 million in loss on disposal of the leased service van fleet. These costs will be paid in fiscal 2000 and are expected to be funded primarily from cash flows from operations.

Results of Operations

   In fiscal 1999, the Company had a net loss of $27.4 million on net sales of $221.3 million compared to net income of $1.8 million in the twelve months ended October 2, 1998 ("fiscal 1998") and a net loss of $26.1 million in the twelve months ended October 3, 1997, ("fiscal 1997") on net sales of $133.5 million and $124.6 million in fiscal 1998 and 1997, respectively. Of the $27.4 million loss in fiscal 1999, $5.6 million was from restructuring charges, $2.5 million was from special cost of sales charges, $2.3 million was for convergence-related expenses and $0.4 million was for the early extinguishment of debt. Of the $26.1 million loss in fiscal 1997, $8.0 million was from restructuring charges and $7.0 million was from special cost of sales charges.

Net Sales

Table 1--Table of Net Sales Comparisons for Key Geographic Locations

                                                            Year-to-Year
                                    Net Sales           Increases/(Decreases)
                            -------------------------- -----------------------
                              1999     1998     1997      1999         1998
                            -------- -------- -------- -----------  ----------
                                              In thousands
   U.S./Canada............  $ 91,496 $104,377 $102,248    $(12,881)   $  2,129
   Europe.................    96,927   20,617   12,070      76,310       8,547
   Japan..................    28,537    4,224    5,617      24,313      (1,393)
   Latin America..........     2,836    3,214    2,902        (378)        312
   Other..................     1,490    1,059    1,752         431        (693)
                            -------- -------- -------- -----------  ----------
    Total.................  $221,286 $133,491 $124,589  $   87,795  $    8,902
                            ======== ======== ======== ===========  ==========

   Total sales increased by $87.8 million (65.8%) during fiscal 1999 compared to an increase of $8.9 million (7.1%) during fiscal 1998. The increase relates primarily to the reacquisition of the Company's former European and Australian subsidiaries and the inclusion of the Company's Japanese subsidiary for the entire year of fiscal 1999.

   Total U.S. and Canadian sales decreased 12.3% for fiscal 1999 compared to fiscal 1998. This decrease reflects the extended implementation of moving the direct sales force model to sales by distributors and value-added resellers ("VARs"), in addition to flat sales in the United States. Management expects to complete the implementation of the sales channel structure in early fiscal 2000 and sales to increase based on this renewed sales channel structure.

   Until the reacquisition of the Company's former European and Australian subsidiaries, European revenue included only sales of controller boards at cost and commissions earned on product sales to the Company's European distributor. After June 7, 1999, revenues included sales to third-party customers by the Company's reacquired subsidiary and board sales to its former European distributor. Net sales for Europe increased $76.3 million (370.1%) for fiscal 1999 compared to fiscal 1998 and increased $8.5 million (70.8%) in fiscal 1998 compared to fiscal 1997. The increase in revenue for fiscal 1999 was mainly due to third-party sales through the Company's reestablished subsidiary. The increase in European revenue for fiscal 1998 was primarily from sales of the magicolor 2 product.

   During the year ended October 2, 1998, Japanese revenue included product and commission revenue for Japan, Korea, and other Pacific Rim countries. This revenue was generated through an independent company, QMS Japan KK, which, until September 1998, had exclusive rights to distribute the Company's products throughout these countries. In September 1998, the Company reestablished its wholly owned subsidiary in Japan. Sales that had occurred through a master distributor in Japan are now being made through the Company's Japanese subsidiary, thereby eliminating the receipt of commissions on distributor sales. Net sales for Japan increased $24.3 million (575.6%) in fiscal 1999 compared to fiscal 1998 and decreased $1.4 million (24.8%) in fiscal 1998 compared to fiscal 1997. The 1999 increase in revenue was due entirely to third-party sales through the Company's Japanese subsidiary.

Gross Profit and Special Charges

   Gross profit increased $4.9 million (12.3%) from $39.4 million in fiscal 1998 to $44.3 million in fiscal 1999. This increase for 1999 was due entirely to the increase in sales volume. Gross profit as a percentage of sales decreased from 29.5% in fiscal 1998 to 20.0% in fiscal 1999. The reasons for this decrease include the evolution from a direct sales force model to sales by distributors and VARs taking longer than expected and thus eroding gross margin, a decrease in price on new products in order to increase placement in the market, unfavorable purchase price variance caused by higher yen values, and special charges incurred in fiscal 1999 as described below.

   Gross profit increased $13.4 million (51.4%) from $26.0 million in fiscal 1997 to $39.4 million in fiscal 1998. Gross profit as a percentage of sales increased from 20.9% in fiscal 1997 to 29.5% in fiscal 1998. The principal reasons for this increase include the introduction of magicolor 2 in the first quarter of fiscal 1998, favorable manufacturing volume variances, favorable purchase price variances caused by lower yen values, lower excess and obsolete inventory reserve requirements, and special charges incurred in fiscal 1997 as described below.

   Special charges of $2.5 million were included in cost of sales for fiscal 1999 and consist of a $790,000 write-off of spare parts inventory for a third-party service inventory that will no longer be utilized due to the Minolta convergence, $770,000 in write-downs of color laser printers for price promotions to reflect net realizable value, and $967,000 in write-downs for capitalized software related to product base redundancy as a result of the Minolta convergence.

   Special cost of sales charges for fiscal 1997 included fourth quarter excess and obsolete valuation charges of $4.2 million related to reduced values for surplus inventory and repaired parts. Additionally, a $2.6 million fourth quarter charge was taken to reduce the balance of capitalized software development costs to estimated net realizable value.

Operating Expenses

   Operating expenses for fiscal 1999 increased $29.7 million (79.5%) compared to fiscal 1998. Operating expenses for fiscal 1999 included $5.6 million in restructuring expenses and $2.0 million in goodwill amortization. Excluding the restructuring charges and goodwill amortization, operating expenses for fiscal 1999 increased $22.1 million (59.2%) compared to fiscal 1998. This increase reflects the addition of the European and Australian subsidiaries and includes approximately $2.3 million for convergence-related expenses for key executives due to Minolta's investment and related change of control. As a percentage of net sales, operating expenses for fiscal 1999 (excluding restructuring charges and goodwill amortization) decreased from 28.0% in fiscal 1998 to 26.9% in fiscal 1999.

   Operating expenses for fiscal 1998 decreased $13.9 million (27.1%) compared to fiscal 1997. Operating expenses for fiscal 1997 included $8.0 million in restructuring expenses. Excluding these restructuring charges, operating expenses for fiscal 1998 decreased $5.9 million (13.6%) compared to fiscal 1997. This decrease reflects the cost reduction efforts begun in the fourth quarter of fiscal 1997. Specifically, most of the benefit of the reductions in work force that occurred primarily in August of 1997 were recognized in fiscal 1998. The combined reduction in salaries from reductions in work force and divestiture of businesses totaled $3.5 million.

   The Company's strategy for the 13-week transitional period ending March 31, 2000, and fiscal 2000 is to continue to bring operating expenses in line with revenues.

Special, Restructuring and Extraordinary Charges

   The Company recognized special, restructuring, and extraordinary charges totaling approximately $6.2 million in the third quarter of fiscal 1999, essentially all related to the Minolta convergence in North America. Special charges of $2.5 million were included in cost of sales, as described above. Restructuring charges of $3.3 million consisted of $2.3 million in charges for workforce reduction, $0.9 million for asset impairment loss related to the cancellation of the planned implementation of an enterprise business software project that will be replaced with systems consistent with those of Minolta, and $0.1 million in other related expenses. The charges for workforce reduction will be paid in fiscal 2000 and are expected to be funded primarily from cash flows from operations. The charge for asset impairment was paid in a prior year. In the fourth quarter of fiscal 1999, the Company recognized restructuring charges of $2.3 million related to the outsourcing of service support to IBM, as previously described. An extraordinary loss of approximately $393,000 was recognized in 1999 for the early extinguishment of debt.

   There were no restructuring charges for fiscal 1998. Restructuring charges in fiscal 1997 totaled $8.0 million from reductions in force and divestiture of businesses.

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

   During fiscal 1997, the Company's work force decreased nearly 20% to approximately 700 employees due primarily to the closing and divestiture of businesses and a corporate-wide reduction in work force. Severance and outplacement expense recorded in fiscal 1997 totaled $1.6 million.

   The Company entered into agreements during fiscal 1997 specifying the retirement of two executives; the President and Chief Executive Officer, and the Executive Vice President and Chief Technical Officer. These agreements caused an additional $2.6 million in fiscal 1997 charges related to accelerated retirement benefits and other management transition expenses.

   Moreover, the Company recognized in the fiscal 1997 income statement cumulative foreign currency translation losses of $2.4 million in connection with its Canadian operations. These translation losses had previously been recognized as a reduction of stockholders' equity.

Other Income (Expense)

   Net other expense increased $4.7, from $0.2 million in fiscal 1998 to $4.9 million in fiscal 1999. This increase in net other expense includes $2.5 million for foreign currency transaction losses related to the Company's European subsidiary. In addition, interest expense increased $2.5 million, from $0.5 million in fiscal 1998 to $3.0 million in fiscal 1999, after decreasing $0.2 million, from $0.7 million in fiscal 1997 to $0.5 million in fiscal 1998. The increase in interest expense reflects the new short-term and long-term debt incurred in connection with the Minolta convergence and the reacquisition of the Company's former European subsidiary.

   The Company did not enter into any material foreign exchange contracts during fiscal 1999, 1998, or 1997 and had no foreign exchange contracts at December 31, 1999.

Income Taxes

   In fiscal 1999, an income tax provision of $700,000 was recognized for state income taxes relating to the audit of the Company's state tax returns for 1990 and 1991. In fiscal 1999, deferred tax benefits of $1.4 million were recognized by the Company's European subsidiary. Of this amount, $828,000 represented an income tax receivable, while the remaining $537,000 was a deferred tax benefit for future years. In addition, the Company paid $42,000 in foreign tax withheld on interest income received from its Japanese subsidiary.

   For fiscal 1998, an income tax provision of $35,000 was recognized reflecting estimated alternative minimum taxes on current period income after application of available carryovers of net operating losses and general business credits. No benefit or provision for income taxes was recognized for fiscal 1997.

   At December 31, 1999, the Company had domestic operating loss carryovers and general business credit carryovers of approximately $56.2 million and $1.7 million, respectively, which expire in periods ranging from 2002 to 2019. (See
Note 15 of Notes to Consolidated Financial Statements.)

Factors Which May Affect Future Results

   The Company's products include components (primarily microprocessors and dynamic random-access memory devices) which, from time to time, are sensitive to market conditions that may result in limited availability and/or price fluctuations. An interruption in the supply of or significant changes in prices for these components could have an adverse effect on the Company's operating results. The Company purchases print engine mechanisms and consumables from Japanese suppliers. Fluctuations in foreign currency exchange rates will affect the prices of these products. The Company may attempt to mitigate possible negative impacts through yen-sharing arrangements with suppliers, foreign exchange contracts, and price negotiations; however, material price increases resulting from exchange rate fluctuations could develop which would adversely affect operating results.

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

Liquidity and Capital Resources

   Cash and cash equivalents were $3.5 million at December 31, 1999, compared to $2.8 million and $0.6 million at the end of fiscal 1998 and 1997, respectively. Cash flow from operations was ($19.3) million for fiscal 1999 compared to $7.5 million and $9.8 million for fiscal 1998 and 1997, respectively. The Company's financing for fiscal 1999 came from borrowings from Minolta and borrowings under revolving credit agreements, along with the issuance of the Company's common stock to Minolta. The Company's financing for fiscal 1998 and 1997 came principally from cash flows from operations and borrowings under revolving credit agreements. In addition, the divestiture of businesses and disposal of property, plant and equipment provided cash flows of $0.9 million, $0.4 million and $13.5 million in fiscal 1999, 1998 and 1997, respectively.

   The Company's working capital was $14.4 million at December 31, 1999, down from $15.0 million at the end of fiscal 1998. This decrease is primarily due to increased levels of short-term borrowing that reflects the inclusion of the Company's European subsidiary.

   During 1999, the Company had credit relationships with Foothill Capital Corporation ("Foothill") and Harris Trust and Savings Bank ("Harris") in the United States, and ING Bank N.V., ING Mezzanine Fonds B.V. and NMB Heller N.V. (collectively "Heller") in Europe.

   On August 19, 1999, the Company entered into a new financing arrangement with Harris which allowed the Company to retire amounts due to Foothill and terminate the existing secured revolving credit agreement. This new credit facility provides for a revolving line of credit through August 2002 with maximum availability of $20.0 million, secured by the Company's domestic and Canadian accounts receivable and inventory. The stated rate of interest for any borrowings under the agreement is one-quarter of one percent (0.25) over prime or London Interbank Offered Rate ("LIBOR") plus three percent. The effective rate at December 31, 1999, was 8.75%. The Harris credit facility prohibits the payment of dividends, limits the amount of unamortized capital software development costs and capital expenditures, and requires minimum levels of tangible net worth and fixed charge coverage.

   Total borrowing capacity under the Heller agreement which expires in February 2001 is based on a percentage of eligible trade receivables and inventory and is secured by these assets. The terms of this agreement require lender approval for payment of dividends from QMS, B.V. to QMS, Inc. Accordingly, QMS B.V.'s restricted net assets total approximately $6.0 million as of December 31, 1999. The stated rate of interest for any borrowings under this agreement is Amsterdam Interbank Offered Rate ("AIBOR") plus 1.25% with a minimum of 4% per annum (4% at December 31, 1999).

   Total borrowing capacity under the credit facilities is a function of eligible accounts receivable and inventory. At December 31, 1999, total availability was $38.1 million, consisting of $17.5 million with Harris and $20.6 million with Heller. Of this total availability, at December 31, 1999, the Company had borrowings of $9.1 million under the revolving credit facility with Harris and $17.7 million under the revolving credit facility with Heller, as well as cash on hand of $3.5 million.

   At December 31, 1999, the Company was not in compliance with certain of the Harris financial covenants or the Heller required minimum stockholders' equity covenant. The Company obtained a waiver of non-compliance from Harris on March 2, 2000, and on February 11, 2000, received a waiver of non-compliance from Heller. In February 2000, the Company used certain of the Minolta loans described below to provide subordinated debt of $4.0 million to its European subsidiary as a form of equity as defined under the Heller agreement.

   At October 3, 1997, and October 2, 1998, the Company was not in compliance with the Net Worth covenant contained in the 1997 sale-leaseback transaction for the Mobile headquarters. On December 8, 1997, the Company obtained a one-year waiver of non-compliance through October 5, 1998, from the lessor in exchange for $1.3 million in prepaid rent and an amendment to a related warrant agreement. On November 17, 1998, the Company obtained a continuation of the waiver of non-compliance from the lessor through December 31, 1999, in exchange for continuing the $1.3 million in prepaid rent. On June 7, 1999, the

Company obtained a waiver agreement and lease amendment for the transactions related to the Minolta convergence and reacquisition of the European and Australian subsidiaries. At that time the $1.3 million in prepaid rent was converted to a security deposit.

   At December 31, 1999, the Company was in violation of several financial covenants contained in the operating lease agreement and is not projected to remedy these conditions of non-compliance upon expiration of a cure period on March 31, 2000. Among the remedies available to the landlord is the acceleration of all remaining base rent on a discounted basis for the initial lease term (approximately $13.2 million), cancellation of the lease, or all other remedies available by law. The violations of the financial covenants in the lease agreement beyond the cure period will also constitute an event of default under the Harris revolving credit agreement.

   On March 10, 2000, the Company received a letter of intent from its landlord indicating its willingness to sell the leased property for the greater of $14.0 million or an appraised value, based upon a mutually agreed to process, provided such sale is consummated by April 28, 2000. Management believes it is probable that negotiations to complete the purchase of the property and cancel the operating lease agreement will be successful, and Minolta has agreed to provide the funding necessary to consummate such purchase. In addition, on March 20, 2000, the Company obtained a waiver of the cross covenant contained in the Harris revolving credit agreement.

   On November 10, 1999, December 22, 1999, and February 4, 2000, the Company received $15 million, $5 million, and $10 million loans from Minolta, respectively. These loans are payable over four years and have stated interest rates of LIBOR plus 2.5% payable monthly in arrears. Proceeds of these loans were used to repay the $5.0 million unsecured advance from Minolta, to fund loans to the Company's European subsidiary for its working capital purposes, and to provide for corporate working capital purposes.

   Management believes the Company's fiscal 2000 working capital and capital expenditure needs, as well as funding for research and development, will be met by cash flows from operations and by the Harris and Heller credit facilities (see Note 8 of Notes to Consolidated Financial Statements).

Year 2000 Compliance

   In March 1997, the Company developed and began implementing a plan to review its overall Year 2000 compliance. The plan encompassed the Company's critical information technology ("IT") systems, its critical non-IT suppliers and vendors, and its products.

   The Company has experienced no computer-related problems as a result of the Year 2000 issue in any of the areas referred to above. In addition, the Company is not currently aware of any circumstances that would indicate a likely Year 2000-related problem in the future; however, the Company will continue to monitor its Year 2000 compliance.

   The Company has spent approximately $150,000 in connection with Year 2000 remediation; no significant additional expenditures are anticipated.

Inflation

   Inflationary factors have not had a significant effect on the Company's operations in the past three years. A significant increase in inflation would adversely affect the Company's operations.

Recently Issued Accounting Standards

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which will be effective (as amended) for the Company in fiscal 2002. This Statement requires that all derivatives be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133. The Company's management has not yet determined the effect SFAS No. 133 will have on its consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

   The Company is exposed to market risk primarily from changes in foreign currency exchange rates and to a lesser extent interest rates. The following describes the nature of these risks.

Foreign Currency Exchange Risk

   At December 31, 1999, the Company had sales in over 90 countries worldwide. These sales outside the United States accounted for approximately 60 percent of worldwide sales. Virtually all of these sales were denominated in currencies of the local country. As such, the Company's reported profits and cash flows are exposed to changing exchange rates.

   To date, management has not deemed it cost-effective to engage in a formula-based program of hedging the profits and cash flows of foreign operations using derivative financial instruments. The Company's U.S. operations purchase significant quantities of inventory from Japanese suppliers. Payments are made to these suppliers in U.S. dollars linked to the yen. In the OEM agreements with these suppliers, a currency payment model is negotiated that describes how fluctuations in exchange rates will be shared over the term of the agreement. In June 1999, the Company reacquired its former European subsidiary which also purchases significant quantities of inventory from Japanese suppliers in yen. The Company is currently negotiating with its European subsidiary's suppliers to adjust for fluctuations in exchange rates.

   In addition, at any point in time the Company's foreign subsidiaries hold financial assets and liabilities that are denominated in currencies other than U.S. dollars. These financial assets and liabilities consist primarily of short-term, third-party receivables and payables. Changes in exchange rates affect these financial assets and liabilities.

   Prior to 1999, the Company on occasion has used derivatives to hedge specific risk situations involving foreign currency exposures. No such derivatives were held at December 31, 1999.

Interest Rate Risk

   The financial liabilities of the Company that are exposed to changes in interest rates include short-term borrowings and long-term debt. The stated rate of interest for borrowings under the Harris revolving credit agreement is one-quarter of one percent (0.25) over prime or LIBOR plus three percent, and the stated rate of interest for borrowings under the Heller revolving credit agreement is one and one-quarter percent (1.25) over AIBOR. Long-term borrowings with Minolta and Alto Imaging Group N.V. have stated interest rates of LIBOR plus 2.5% payable monthly in arrears and LIBOR plus 0.5% (but not to be less than 6.50%), respectively. Long-term borrowings of the Company's European subsidiary bear interest at 6% and 10%. A one percent annual increase in the stated interest rates would have resulted in approximately $400,000 of additional annual interest expense in 1999.

Item 8. Financial Statements and Supplemental Data.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the fiscal year ended December 31, 1999, the transition period ended January 1, 1999, and the fiscal years ended October 2, 1998, and October 3, 1997

                                                 Transition
                                         1999      Period     1998      1997
                                       --------  ---------- --------  --------
                                         Dollars in thousands, except per
                                                   share amounts
Net sales
 Printers and supplies...............  $190,493   $31,525   $ 96,757  $ 91,002
 Service.............................    30,793     7,813     36,734    33,587
                                       --------   -------   --------  --------
  Total net sales....................   221,286    39,338    133,491   124,589
                                       --------   -------   --------  --------
Cost of sales
 Printers and supplies...............   156,551    24,451     70,775    74,842
 Service.............................    20,454     4,875     23,296    23,715
                                       --------   -------   --------  --------
  Total cost of sales................   177,005    29,326     94,071    98,557
                                       --------   -------   --------  --------
Gross profit
 Printers and supplies...............    33,942     7,074     25,982    16,160
 Service.............................    10,339     2,938     13,438     9,872
                                       --------   -------   --------  --------
  Total gross profit.................    44,281    10,012     39,420    26,032
                                       --------   -------   --------  --------
Operating expenses
 Marketing and selling...............    19,801     4,464     18,896    22,026
 Research and development............     4,236       619      3,672     5,294
 General and administrative..........    35,399     4,694     14,771    15,900
 Restructuring charges...............     5,646         0          0     8,029
 Goodwill amortization...............     1,956         0          0         0
                                       --------   -------   --------  --------
  Total operating expenses...........    67,038     9,777     37,339    51,249
                                       --------   -------   --------  --------
Operating income (loss)..............   (22,757)      235      2,081   (25,217)
                                       --------   -------   --------  --------
Other income (expense)
 Interest income.....................        56        51        381       373
 Interest expense....................    (3,014)     (193)      (485)     (721)
 Miscellaneous income (expense),
  net................................    (1,913)       23       (117)     (557)
                                       --------   -------   --------  --------
  Total other expense, net...........    (4,871)     (119)      (221)     (905)
                                       --------   -------   --------  --------
Income (loss) before income taxes and
 extraordinary loss..................   (27,628)      116      1,860   (26,122)
Income tax provision (benefit).......      (621)        4         35         0
                                       --------   -------   --------  --------
Income (loss) before extraordinary
 loss................................   (27,007)      112      1,825   (26,122)
Extraordinary loss on early
 extinguishment of debt..............      (393)        0          0         0
                                       --------   -------   --------  --------
Net income (loss)....................  $(27,400)  $   112   $  1,825  $(26,122)
                                       ========   =======   ========  ========
Income (loss) per common share
 Basic and diluted before
  extraordinary loss.................  $  (2.22)  $  0.01   $   0.17  $  (2.44)
 Extraordinary loss..................     (0.03)      .00        .00       .00
                                       --------   -------   --------  --------
 Net income (loss) basic and
  diluted............................  $  (2.25)  $  0.01   $   0.17  $  (2.44)
                                       ========   =======   ========  ========
Weighted average number of shares (in
 thousands) used in computing net
 income (loss) per common share
 Basic...............................    12,152    10,697     10,697    10,696
 Diluted.............................    12,152    10,876     10,887    10,696

 See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the fiscal year ended December 31, 1999, the transition period ended January 1, 1999, and the fiscal years ended October 2, 1998, and October 3, 1997

                                                 Transition
                                         1999      Period    1998     1997
                                       --------  ---------- ------  --------  ---
                                              Dollars in thousands
Net income (loss)....................  $(27,400)    $112    $1,825  $(26,122)
Other comprehensive income (loss) (no
 income tax effect):
 Foreign currency translation
  adjustments........................       457      288      (243)    2,431
 Reclassification adjustment for
  accumulated translation losses
  included in net loss...............         0        0         0    (2,431)
                                       --------     ----    ------  --------
 Total other comprehensive income
  (loss).............................       457      288      (243)        0
                                       --------     ----    ------  --------
Comprehensive income (loss)..........  $(26,943)    $400    $1,582  $(26,122)
                                       ========     ====    ======  ========

 See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

At December 31, 1999
and October 2, 1998

                                                        1999          1998
                                                    ------------  ------------
                                                      Dollars in thousands,
                                                    except per share amounts
Assets
Current assets
 Cash and cash equivalents......................... $      3,505  $      2,754
 Trade receivables (less allowance for doubtful
  accounts of $666 in 1999
  and $512 in 1998)................................       39,926        21,636
 Notes receivable (less reserve of $242 in 1999 and
  $0 in 1998)......................................          239         3,239
 Inventories, net..................................       56,987        23,090
 Deferred income taxes.............................        3,202           680
 Other current assets..............................        5,946         1,568
                                                    ------------  ------------
  Total current assets.............................      109,805        52,967
Property, plant, and equipment, net................        6,468         4,949
Notes receivable (less reserve of $343 in 1999 and
 $1,150 in 1998)...................................            0             0
Capitalized and deferred software, net.............        9,481         9,271
Goodwill, net......................................       21,773             0
Other assets, net..................................        3,679         2,168
                                                    ------------  ------------
  Total assets..................................... $    151,206  $     69,355
                                                    ============  ============
Liabilities and Stockholders' Equity
Current liabilities
 Accounts payable.................................. $     37,678  $     12,999
 Revolving credit loans............................       26,840         5,981
 Current maturities of long-term debt..............        5,616             0
 Current maturities of capital lease obligations...          568           330
 Employment costs..................................        5,003         3,713
 Deferred service revenue..........................        5,156         7,761
 Other current liabilities.........................       14,523         7,203
                                                    ------------  ------------
  Total current liabilities........................       95,384        37,987
Long-term debt.....................................       37,148             0
Capital lease obligations..........................        1,385           383
Other liabilities..................................        4,159         4,947
                                                    ------------  ------------
  Total liabilities................................      138,076        43,317
                                                    ------------  ------------

Commitments and contingencies (Note 18)
Stockholders' equity
 Preferred stock-authorized, 500,000 shares of no
  par value; none issued
 Common stock-authorized, 25,000,000 shares of
  $0.01 par value; issued,13,962,806 shares in 1999
  and 11,832,806 shares in 1998....................          140           118
 Additional paid-in capital........................       49,262        40,750
 Accumulated deficit...............................      (28,717)       (1,429)
 Treasury stock, at cost (707,695 shares in 1999
  and 1,135,686 shares in 1998)....................       (8,057)      (13,158)
 Accumulated other comprehensive income (loss).....          502          (243)
                                                    ------------  ------------
  Total stockholders' equity.......................       13,130        26,038
                                                    ------------  ------------
  Total liabilities and stockholders' equity....... $    151,206  $     69,355
                                                    ============  ============

 See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the fiscal years ended October 3, 1997, and October 2, 1998, the transition period ended January 1, 1999, and the fiscal year ended December 31, 1999

                                Common Stock                              Treasury Stock
                              -----------------                         -------------------
                                                             Retained                         Accumulated
                                                Additional   Earnings                            Other
                                Shares           Paid-In   (Accumulated Number of            Comprehensive
                                Issued   Amount  Capital     Deficit)    Shares     Amount   Income/(Loss)
                              ---------- ------ ---------- ------------ ---------  --------  -------------
                                                         Dollars in thousands
Balance September 27, 1996..  11,832,806  $118   $40,156     $ 22,868   1,151,341  $(13,279)    $(2,431)
 Warrant issued.............                         208
 Stock options exercised....                         (42)                 (15,600)      121
 Foreign currency
  translation...............                                                                      2,431
 Other......................                         296
 Net loss...................                                  (26,122)
                              ----------  ----   -------     --------   ---------  --------     -------
Balance October 3, 1997.....  11,832,806   118    40,618       (3,254)  1,135,741   (13,158)          0
 * Stock options--
  compensation..............                          96
 Stock options exercised....                                                  (55)
 Foreign currency
  translation...............                                                                       (243)
 Other......................                          36
 Net income.................                                    1,825
                              ----------  ----   -------     --------   ---------  --------     -------
Balance October 2, 1998.....  11,832,806   118    40,750       (1,429)  1,135,686   (13,158)       (243)
 Stock options exercised....                          (1)                    (250)        2
 Foreign currency
  translation...............                                                                        288
 Net income.................                                      112
                              ----------  ----   -------     --------   ---------  --------     -------
Balance January 1, 1999.....  11,832,806   118    40,749       (1,317)  1,135,436   (13,156)         45
 Issuance of stock..........   2,130,000    22    12,226
 Stock options exercised....                      (3,713)                (427,741)    5,099
 Foreign currency
  translation...............                                                                        457
 Net loss...................                                  (27,400)
                              ----------  ----   -------     --------   ---------  --------     -------
Balance December 31, 1999...  13,962,806  $140   $49,262     $(28,717)    707,695  $ (8,057)    $   502
                              ==========  ====   =======     ========   =========  ========     =======

--------
* Expense related to issuance of stock options

 See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the fiscal year ended December 31, 1999, the transition period ended January 1, 1999, and the fiscal years ended October 2, 1998, and October 3, 1997

                                                  Transition
                                          1999      Period    1998      1997
                                        --------  ---------- -------  --------
                                                Dollars in thousands
Operating activities:
Net income (loss).....................  $(27,400)  $   112   $ 1,825  $(26,122)
Adjustments to reconcile net income
 (loss) to net cash provided by (used
 in) operating activities:
 Extraordinary loss...................       393         0         0         0
 Depreciation of property, plant, and
  equipment...........................     2,835       576     2,245     4,392
 Amortization of goodwill.............     1,956         0         0         0
 Amortization and write-off of
  capitalized and deferred software...    10,924     1,968     7,816     9,409
 Provision (recovery) for losses on
  accounts and notes receivable.......      (384)      (28)      233       146
 Provision for losses on inventory....     4,998       795     2,953     7,416
 Deferred income tax benefit..........      (621)        0         0         0
 Non-cash restructuring charges.......       931         0         0     4,178
 Other................................      (393)        0      (226)      151
Changes in assets and liabilities
 which provided (used) cash, net of
 effects of acquisition in 1999:
 Trade receivables....................     2,484    (1,083)   (4,084)    6,464
 Inventories, net.....................   (14,425)   (3,394)   (7,919)    2,826
 Accounts payable.....................     1,151     1,364     6,437      (901)
 Other assets and liabilities.........    (1,309)     (785)   (1,813)    1,849
                                        --------   -------   -------  --------
  Total adjustments...................     8,540      (587)    5,642    35,930
                                        --------   -------   -------  --------
  Net cash provided by (used in)
   operating activities...............   (18,860)     (475)    7,467     9,808
                                        --------   -------   -------  --------
Investing activities:
Purchase of Europe and Australian
 subsidiaries.........................   (20,500)        0         0         0
Collections of notes receivable.......       473     1,593       387     1,057
Additions to property, plant, and
 equipment............................    (2,546)     (410)   (2,115)   (2,672)
Additions to capitalized software
 costs................................    (9,719)   (2,887)   (7,439)   (8,167)
Additions to deferred software costs..      (531)      (25)     (523)     (611)
Proceeds from disposal of property,
 plant, and equipment.................       880         0       428    13,548
                                        --------   -------   -------  --------
  Net cash provided by (used in)
   investing activities...............   (31,943)   (1,729)   (9,262)    3,155
                                        --------   -------   -------  --------
Financing activities:
Proceeds from revolving credit lines,
 net..................................     4,304     1,325     5,534   (11,862)
Proceeds from long-term debt..........    35,531         0         0         0
Payments of debt issuance costs, net..      (453)        0         0         0
Payments of capital lease obligations,
 including current maturities.........      (415)     (168)   (1,443)     (757)
Proceeds from issuance of common
 stock................................    12,248         0         0         0
Proceeds from exercise of stock
 options..............................     1,386         0         0         0
Other.................................         0         0      (154)       78
                                        --------   -------   -------  --------
  Net cash provided by (used in)
   financing activities...............    52,601     1,157     3,937   (12,541)
                                        --------   -------   -------  --------
Net change in cash and cash
 equivalents..........................     1,798    (1,047)    2,142       422
Cash and cash equivalents, beginning
 of period............................     1,707     2,754       612       190
                                        --------   -------   -------  --------
Cash and cash equivalents, end of
 period...............................  $  3,505   $ 1,707   $ 2,754  $    612
                                        ========   =======   =======  ========

 See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

   Description of Business--QMS, Inc. designs and manufactures intelligent controllers which enhance the graphics capabilities and performance of computer printing and imaging systems. The Company incorporates its controllers, which consist of software implemented on printed circuit boards, into computer printing and imaging systems which it markets, sells, and supports in the United States, Europe, Japan, Canada, and Central and South America. The market for these products is related to the market for computer systems generally. Current end users of the Company's products include many Fortune 500 companies, governmental agencies, and educational institutions. Sales to the Company's ten largest customers, both foreign and domestic, accounted for 41.5%, 45.1%, 47.1%, and 27.4% in fiscal 1999, the transition period beginning on October 3, 1998, and ending on January 1, 1999, and fiscal 1998 and 1997, respectively.

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

   Fiscal Year--On October 28, 1998, the Company's Board of Directors modified the Company's accounting period effective in 1999, from a fiscal year ending on the Friday closest to September 30 to a fiscal year ending on the Friday closest to December 31. In connection with this fiscal year change, the Company includes audited financial statements for the 13-week transition period beginning on October 3, 1998, and ending on January 1, 1999, ("the transition period") in this Annual Report on Form 10-K for its new fiscal year ended December 31, 1999. Fiscal 1997 (the year ended October 3, 1997) included 53 weeks. Fiscal 1999 and 1998 (the year ended October 2, 1998) included 52 weeks.

   On October 8, 1999, the Company's Board of Directors again modified the Company's accounting period effective in 2000, from a fiscal year ending on the Friday closest to December 31 to a fiscal year ending on the Friday closest to March 31.

   Comparable Transition Period Financial Data--In connection with the Company's change in fiscal year, presented below is the financial data for the comparable unaudited three months ended January 2, 1998 (amounts in thousands):

   Net sales........................................................... $28,578
   Cost of sales.......................................................  19,505
                                                                        -------
   Gross profit........................................................   9,073
   Operating expenses..................................................   8,844
                                                                        -------
   Operating income....................................................     229
   Other income........................................................     176
                                                                        -------
   Income before income taxes..........................................     405
   Income tax provision................................................       4
                                                                        -------
   Net income.......................................................... $   401
                                                                        =======
   Basic and diluted net income per share.............................. $  0.04
                                                                        =======

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

   Goodwill--Goodwill is being amortized over seven years on a straight-line basis.

   Revenue Recognition--Sales of printers and supplies are recorded upon shipments of products to customers provided that pervasive evidence of an arrangement exists, the selling price is fixed and determinable, and collectibility of the resulting receivables is probable. Service revenue is recognized ratably over the term of the service contract.

   The American Institute of Certified Public Accountants Statement of Position No. 97-2, "Software Revenue Recognition," was effective for the Company beginning in the transition period. This Statement did not have a material impact on the Company's consolidated financial statements.

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

   Capitalized software costs expended solely in the United States for fiscal 1999, the transition period, and fiscal 1998 and 1997 totaled $9.7 million, $2.8 million, $7.7 million, and $8.2 million, respectively. For fiscal 1999, the transition period, and fiscal 1998 and 1997, $8.5 million, $1.8 million, $7.4 million and $6.0 million, respectively, were charged as amortization expense on completed projects and were included in cost of goods sold. Amortization expense included no write-offs or net realizable value adjustments for the transition period or fiscal 1998, but included $1.8 million and $2.9 million of such adjustments for fiscal 1999 and 1997, respectively.

   Research and Development--The Company expenses research and development costs as incurred, including expenditures related to development of the Company's software products that do not qualify for capitalization.

   Income Taxes--The Company complies with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," under which deferred tax liabilities and assets are determined based on the difference between financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse (see Note 15).

   Segment Information--The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" in fiscal 1999. This Statement establishes standards for the reporting of information about operating segments in annual and interim financial statements. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker(s) in deciding how to allocate resources and in assessing performance. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect results of operations or financial position but did affect the disclosure of segment information, as presented in Note 16.

   Fair Value of Financial Instruments--SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires certain disclosures for financial instruments for which it is practicable to estimate the fair value. The Company's financial instruments consist of cash and cash equivalents, trade and notes receivables, trade payables, accrued expenses, and interest-bearing debt. The fair value of the Company's financial instruments approximates the carrying value reflected in the accompanying consolidated balance sheets at December 31, 1999, and October 2, 1998, primarily because of the short-term nature of these instruments (excluding notes receivable and certain interest-bearing debt). Fair value disclosure for the Company's notes receivable is presented in Note 6 and for interest-bearing debt is presented in Notes 8 and 9.

   Recently Issued Accounting Standards--In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which will be effective (as amended) for the Company in fiscal 2002. This Statement requires that all derivatives be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133. The Company's management has not yet determined the effect SFAS No. 133 will have on its consolidated financial statements.

   Net Income (Loss) per Common Share--In computing net income (loss) per common share, weighted average common shares outstanding (diluted), includes the dilutive effect of stock options as follows (in thousands):

                                                      Transition
                                                1999    Period    1998   1997
                                               ------ ---------- ------ ------
   Weighted average common shares outstanding
    (basic)................................... 12,152   10,697   10,697 10,697
   Dilutive effect of stock options...........      0      179      190      0
                                               ------   ------   ------ ------
   Weighted average common shares outstanding
    (diluted)................................. 12,152   10,876   10,887 10,697
                                               ======   ======   ====== ======

   Options and warrants to purchase 807,497, 1,214,762, 998,808, and 1,626,478 shares of common stock for the year ended December 31, 1999, the transition period, and the years ended October 2, 1998, and October 3, 1997, respectively, were excluded from the computation of weighted average shares as such options and warrants would have been anti-dilutive.

   Comprehensive Income (Loss)--The Company adopted SFAS No. 130, "Reporting Comprehensive Income," during the transition period. This Statement requires the Company to report comprehensive income (loss) and its components, which consist of net income (loss) and foreign currency translation adjustments, in its consolidated statement of comprehensive income (loss). Due to the Company's available operating loss carryforwards, there was no income tax effect related to the components of other comprehensive income (loss) for any of the periods presented.

   Foreign Currency Translation--The financial position and results of operations of the Company's European, Australian, Canadian and Japanese subsidiaries are measured using local currency as the functional currency. Assets and liabilities of these subsidiaries have been translated at year-end exchange rates, and income and expenses have been translated using weighted average-for-the-year exchange rates.

   During fiscal 1997, the Company recognized in the statement of operations cumulative foreign currency translation losses of $2.4 million in connection with its Canadian operations. Foreign currency transaction gains (losses) are included as a component of miscellaneous income (expense) and were not material to the Company's consolidated financial statements for the transition period, and fiscal 1998 and 1997. For fiscal 1999, foreign currency transaction losses were $1.6 million and included $2.5 million for transaction losses related to the Company's European subsidiary.

   Reclassifications--Certain reclassifications have been made to fiscal 1998 and 1997 amounts to conform to the fiscal 1999 presentation.

2. Acquisition and Minolta Investment

   On June 7, 1999, the Company reacquired its former European and Australian subsidiaries ("QMS B.V.") for purchase prices of $24.7 million and $2.7 million, respectively, plus direct acquisition costs of $2.5 million. The Company paid $20.5 million of the purchase price in cash, received a $3.2 million offset to receivables, and gave its promissory note to the seller (Alto Imaging Group, N.V., the former parent of QMS B.V.) for the remaining $6.2 million. This note was converted to a term loan with twenty quarterly payments of $311,746 beginning January 15, 2000, and ending on October 15, 2004. The remainder of the purchase was funded by a $12.8 million loan and $5.0 million advance on future Company production from Minolta Co., Ltd. and a $12.2 million sale of 2,130,000 shares of the Company's common stock to Minolta Investments Company ("Minolta"). Surplus financing was used to reduce revolving lines of credit.

   The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. Goodwill of $23.7 million was recognized on the acquisition equal to the excess of the price paid over the estimated fair value of the net assets acquired. Goodwill may be reduced as further information is obtained regarding the fair value of QMS B.V.'s intangible assets. However, the Company does not expect any material effect on its consolidated results of operations as a result of this adjustment. The consolidated statements of operations include the results of European and Australian operations from their acquisition date forward.

   The estimated fair value of assets acquired and liabilities assumed in the acquisition is summarized as follows (in thousands):

   Fair value of assets acquired...................................... $ 50,408
   Goodwill...........................................................   23,737
   Liabilities assumed................................................  (44,235)
                                                                       --------
                                                                       $ 29,910
                                                                       ========
   Consideration consisted of:
    Cash.............................................................. $ 20,500
    Note to seller....................................................    6,234
    Portion offset by payable due to QMS, Inc.........................    3,176
                                                                       --------
     Total purchase price............................................. $ 29,910
                                                                       ========

   The following unaudited pro forma consolidated results of operations for the year ended December 31, 1999, and October 2, 1998, have been prepared as though the acquisition occurred as of the beginning of the periods presented (in thousands):

                                                              1999      1998
                                                            --------  --------
   Net sales............................................... $291,714  $213,361
   Income (loss) before extraordinary loss.................  (28,753)    2,845
   Net income (loss).......................................  (29,146)    2,845
   Basic and diluted income (loss) per share before
    extraordinary loss.....................................    (2.01)     0.22
   Basic and diluted net income (loss) per share...........    (2.04)     0.22

   The unaudited pro forma consolidated results of operations have been prepared for comparative purposes only and do not purport to be indicative of the actual results that would have been achieved had the acquisition taken place as indicated above or in the future.

   QMS Europe B.V. and QMS Australia Pty. Ltd. were sold to Jalak Investment B.V., effective the beginning of fiscal 1996. The Company continued to sell controller boards and components to these businesses at cost and then realized a commission on their sales of QMS products to third parties until the reacquisition of QMS B.V. in June 1999. Commissions and royalties earned from QMS B.V. totaled $9.5 million, $2.9 million, $8.4 million, and $9.0 million for fiscal 1999 (prior to the date of acquisition), the transition period, and fiscal 1998 and 1997, respectively.

3. Inventories

   Inventories at December 31, 1999, and October 2, 1998, are summarized as follows (in thousands):

                                                                1999     1998
                                                               -------  -------
   Raw materials.............................................. $13,705  $ 5,962
   Work in process............................................  16,191    2,158
   Finished goods.............................................  35,718   18,643
   Inventory reserves.........................................  (8,627)  (3,673)
                                                               -------  -------
                                                               $56,987  $23,090
                                                               =======  =======

   Inventory reserves consist primarily of excess and obsolete reserves, net realizable value reserves, and spare part valuation reserves. Excess and obsolete reserves are calculated based on specific identification of items that are potentially excess or obsolete and are recorded on a routine basis due to rapid obsolescence of certain inventory items. Net realizable value reserves reflect differences in either future purchase commitments or standard product cost compared to net realizable value. Spare part valuation reserves reflect the reduced value of repaired parts from the historical cost of the parts' original purchase price.

   During fiscal 1999, the Company purchased $5.7 million in printer engines and related products from Minolta.

4. Capitalized and Deferred Software

   Capitalized and deferred software at December 31, 1999, and October 2, 1998, are summarized as follows (in thousands):

                                                                   1999   1998
                                                                  ------ ------
   Capitalized software costs, net............................... $8,973 $8,542
   Deferred software costs, net..................................    508    729
                                                                  ------ ------
                                                                  $9,481 $9,271
                                                                  ====== ======

   Accumulated amortization of capitalized software costs was $15.2 million and $13.2 million at December 31, 1999, and October 2, 1998, respectively. Accumulated amortization of deferred software costs was $1.7 million and $0.9 million at December 31, 1999, and October 2, 1998, respectively.

5. Property, Plant, and Equipment

   Property, plant, and equipment at December 31, 1999, and October 2, 1998, are summarized as follows (in thousands):

                                                                 1999    1998
                                                                ------- -------
   Land........................................................ $     0 $    39
   Buildings and improvements..................................       0   1,233
   Leasehold and land improvements.............................   1,017     255
   Machinery and equipment.....................................  33,018  28,929
   Office furniture and equipment..............................   6,176   5,425
                                                                ------- -------
                                                                 40,211  35,881
   Less accumulated depreciation...............................  33,743  30,932
                                                                ------- -------
                                                                $ 6,468 $ 4,949
                                                                ======= =======

6. Notes Receivable

   Notes receivable at December 31, 1999, and October 2, 1998, are summarized as follows (in thousands):

                                                                  1999  1998
                                                                  ---- ------
   QMS Europe B.V.--payable as described below (interest at
    12%)......................................................... $  0 $3,000
   QMS Japan KK--payable over 24 months (interest at 8%),
    less reserves of $585 in 1999 and $1,150 in 1998.............  239    239
                                                                  ---- ------
                                                                   239  3,239
   Less current portion..........................................  239  3,239
                                                                  ---- ------
                                                                  $  0 $    0
                                                                  ==== ======

   In November 1998, QMS Europe B.V. paid the note receivable in full. The note from QMS Japan KK is currently unsecured but the Company has the option to purchase all of the assets of QMS Japan KK. Because the majority of the note balance is reserved, the fair value, as of December 31, 1999, and October 2, 1998, has been estimated to approximate carrying value.

   In addition to the notes receivable balances, the Company has net trade receivables balances from QMS Europe B.V. and QMS Japan KK of approximately $2,742,000 and $9,000, respectively, as of October 2, 1998. There were no outstanding trade receivables due from QMS Japan KK as of December 31, 1999.

7. Other Current Liabilities

   Other current liabilities at December 31, 1999, and October 2, 1998, are summarized as follows (in thousands):

                                                                  1999    1998
                                                                 ------- ------
   Warranty accrual............................................. $ 2,979 $1,208
   Management transition--current...............................   1,809    697
   Reserves for restructuring charges (Note 19).................   3,980    343
   Deferred income taxes........................................     680    680
   Other........................................................   5,075  4,275
                                                                 ------- ------
                                                                 $14,523 $7,203
                                                                 ======= ======

8. Revolving Credit Agreement

   Amounts borrowed at December 31, 1999, and October 2, 1998, consist of $26.8 million and $6.0 million, respectively, under secured revolving credit agreements.

   On August 19, 1999, the Company entered into an agreement with Harris Trust and Savings Bank ("Harris") which allowed the Company to retire the existing secured revolving credit agreement with Foothill Capital Corporation ("Foothill"). This new credit facility provides for a revolving line of credit through August 2002 with maximum availability of $20.0 million, secured by the Company's domestic and Canadian accounts receivable and inventory. At December 31, 1999, total availability was $17.5 million and $9.1 million was outstanding. The stated rate of interest for any borrowings under the agreement is one-quarter of one percent (0.25) over prime or London Interbank Offered Rate ("LIBOR") plus three percent. The effective rate at December 31, 1999, was 8.75%.

   At October 2, 1998, the Company had $6.0 million outstanding under a revolving line of credit with Foothill at a stated interest rate of one and one-half percent over prime (9.75% at October 2, 1998). In 1999, the Company recognized an extraordinary loss of approximately $393,000 on the early extinguishment of this debt.

   In compliance with Financial Accounting Standards Board ("FASB") Emerging Issues Task Force Issue No. 95-22, "Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Arrangements That Include a Subjective Acceleration Clause and a Lock-Box Arrangement," the Harris and Foothill credit facilities are classified as short-term debt in the financial statements.

   The Harris credit facility prohibits payment of dividends, limits amounts of unamortized capital software development costs and capital expenditures, and requires minimum levels of tangible net worth and fixed charge coverage. The Company was not in compliance with certain of these financial covenants at December 31, 1999. A waiver of non-compliance was received from the lender. An event of default under the Harris agreement is projected at March 31, 2000, as a result of the Company's conditions of non-compliance with an operating lease agreement. Under the terms of a letter of intent from the landlord, the Company is presently negotiating the purchase of the leased property and cancellation of the operating lease agreement (see Note 20). Accordingly, on March 20, 2000, the Company obtained a waiver of this cross covenant from Harris.

   At December 31, 1999, the Company's wholly owned subsidiary, QMS B.V., had borrowings of $17.8 million under the revolving credit facilities with ING Bank N.V., ING Mezzanine Fonds B.V. and NMB Heller N.V. (collectively "Heller") through February 2001. Total borrowing capacity under this agreement is based on a percentage of eligible accounts receivable and inventory and is secured by these assets. At December 31, 1999, total availability was $20.6 million. The stated rate of interest for any borrowings under this agreement is Amsterdam Interbank Offered Rate ("AIBOR") plus 1.25% with a minimum of 4% per annum (4% at December 31, 1999). The Company was not in compliance with the Heller required minimum stockholders' equity covenant at December 31, 1999. A waiver of non-compliance was received from the lender. The Heller credit facility requires lender approval for payment of dividends from QMS, B.V. to QMS, Inc. Accordingly, QMS, B.V.'s restricted net assets total approximately $6.0 million as of December 31, 1999.

   The fair value of the Company's revolving credit loans, based on the variable nature of the associated interest rates has been estimated to approximate carrying value.

9. Term Debt

   Term debt at December 31, 1999, is summarized as follows (in thousands):

                                                                         1999
                                                                        -------
      Minolta.........................................................  $32,800
      Alto Imaging Group, N.V.........................................    6,234
      Jalak Investments B.V...........................................    1,000
      Heller..........................................................    2,730
                                                                        -------
                                                                         42,764
      Less current portion of term debt...............................    5,616
                                                                        -------
                                                                        $37,148
                                                                        =======

   Term debt outstanding at December 31, 1999, matures as follows: $5.6 million in 2000, $13.1 million in 2001, $12.2 million in 2002, $9.6 million in 2003,
$1.3 million in 2004 and $1.0 million thereafter.

   At December 31, 1999, the indebtedness to Minolta consisted of $12.8 million, $15.0 million, and $5.0 million in loans payable in aggregate monthly principal installments, beginning on the first anniversary of each loan, of approximately $911,000 through June 2003, $556,000 through November 2003, and $139,000 through December 2003. The stated interest rate for these loans is LIBOR plus 2.5% payable monthly in arrears (7.94% at December 31, 1999). These loans are secured by the common stock of QMS B.V. Total interest expense incurred on the Minolta loans was $0.6 million in fiscal 1999.

   The Company received an additional loan from Minolta of $10.0 million on February 4, 2000. This loan is payable in thirty-six principal installments of approximately $277,800 with a stated interest rate of LIBOR plus 2.5% payable monthly in arrears.

   In the reacquisition of the Company's former European and Australian subsidiaries, the Company financed $6.2 million of the purchase price through a note payable with Alto Imaging Group, N.V. ("Alto"). This note was converted to a term loan in the fourth quarter of 1999. This loan will be repaid in twenty quarterly payments of $311,746 starting January 15, 2000, and ending on October 15, 2004. The stated rate of interest for this loan is LIBOR plus 0.5%, but not less than 6.50% (6.62% at December 31, 1999).

   In addition, the Company's European subsidiary has term debt outstanding of $3.7 million, consisting of a $1.0 million loan from Jalak Investments B.V. ("Jalak"), the parent company of Alto, with a stated interest rate of 6%, and $2.7 million in loans from Heller with a stated interest rate of 10%. The Jalak loan is subordinated to the credit facility and there is no repayment schedule. The Heller loans are being repaid in quarterly payments of $454,857 until fiscal 2001.

   The difference between the fair value and carrying value of the Company's term debt is not considered significant based on the variable nature of the interest rates or, for borrowings at a fixed rate of interest, a discounted cash flow analysis using a borrowing rate currently available to the Company for loans with similar terms and maturities.

10.Leases

   The Company has capital leases for office and computer equipment that expire through fiscal 2004. The Company is obligated under operating leases principally for office and manufacturing space which expire through fiscal 2012. Future minimum lease payments under capital and operating leases with noncancelable terms in excess of one year as of December 31, 1999, were as follows (in thousands):

                                                           Capital
                                                            Lease    Operating
   Fiscal Year                                           Obligations  Leases
   -----------                                           ----------- ---------
   2000.................................................   $  703     $ 2,925
   2001.................................................      582       2,697
   2002.................................................      507       2,449
   2003.................................................      321       1,901
   2004.................................................      128       1,784
   Thereafter...........................................        0      12,112
                                                           ------     -------
   Total minimum payments...............................    2,241     $23,868
                                                                      =======
   Less amounts representing interest...................      288
                                                           ------
   Present value of minimum payments....................    1,953
   Less current maturities under capital lease
    obligations.........................................      568
                                                           ------
                                                           $1,385
                                                           ======

   Rent expense under operating leases for fiscal 1999, the transition period, and fiscal 1998 and 1997 was $5.2 million, $1.1 million, $4.4 million, and $4.2 million, respectively.

   Assets recorded under capital leases (included in property, plant, and equipment in the accompanying consolidated balance sheets) at December 31, 1999, and October 2, 1998, are summarized as follows (in thousands):

                                                                   1999   1998
                                                                  ------ ------
   Machinery and equipment....................................... $4,259 $3,635
   Office furniture and equipment................................  1,681  1,612
                                                                  ------ ------
                                                                   5,940  5,247
   Less accumulated depreciation.................................  4,559  3,892
                                                                  ------ ------
                                                                  $1,381 $1,355
                                                                  ====== ======

11.Employee Benefit Plans

   The Company has a Cash or Deferred Retirement Plan which covers substantially all employees and is a qualified plan under Section 401(k) of the Internal Revenue Code. Employees may make a pretax contribution of up to 10% of their annual salaries and are provided several investment choices. The Company may match employee contributions at varying rates up to a maximum of 3.5% of annual salary, and Company contributions are made on an annual basis. The plan is a calendar year plan. Employees at the end of the plan year are fully vested in applicable Company contributions. The Company elected to match employee contributions in calendar years 1999, 1998 and 1997. In fiscal 1999 and 1998, the Company contributed $420,032 and $378,307 to the plan, respectively, with such contributions being applicable to the immediately preceding calendar year. In fiscal 1997 and the transition period, the Company contributed no amounts to the Plan.

   In January 1996, the Board of Directors and stockholders of the Company adopted the Employee Stock Purchase Plan and reserved 500,000 shares for issuance. The plan covers substantially all employees and is a qualified plan under Section 423 of the Internal Revenue Code. Under the plan, employees may elect to contribute between 2% and 10% of their annual salaries to purchase shares of the Company's common stock at a price per share that is 85% of the fair market value. The remaining 15% and all related fees and expenses of administering the plan are paid by the Company. Shares purchased and expense recorded during fiscal 1999, the transition period, and fiscal 1998 and 1997 were immaterial.

12. Stock Option Plans

   The Company's stock option plans allow incentive or non-qualified stock options to be granted to employees and directors providing the right, when exercisable, to purchase up to an aggregate of 1,686,754 shares of the Company's common stock. In the case of incentive stock options, the option price is not less than the fair market value at date of grant. A non-qualified optionee may receive the right to be paid cash upon the exercise of a non-qualified option in an amount intended to approximate 100% of the amount of the federal, state, and local income tax payable by that optionee upon exercise of the option.

   For employees with less than one year of service with the Company, one-fourth of the granted options may be exercised one year after the date of grant, with an additional one-fourth exercisable each year thereafter, although other exercise provisions are allowed. For employees with greater than one year of service, one-fifth of the granted options may be exercised on the date of grant, with an additional one-fifth exercisable each year thereafter, although other exercise provisions are allowed. Options that expire or are canceled prior to exercise are restored to the shares available for future grants. At December 31, 1999, the Company had reserved 397,526 shares for the future grant of options under these plans.

   The Company's stock option plans also provide that, in the event of a change of control (as defined in each of the plans), all options then outstanding could become exercisable immediately either in full or in part.

   Under the Company's 1997 Stock Incentive Plan, stock options expire not later than ten years from the date of grant. The Company's 1987 stock option plan expired in fiscal 1997 upon the adoption of the Company's 1997 plan and its 1984 plan expired during fiscal 1994. No additional options can be granted under the expired plans. Outstanding stock options under these plans were not affected by their expiration. Compensation expense under the 1997 plan was $50,000 for fiscal year 1998. No compensation expense was recognized under this plan for fiscal 1999, the transition period, and fiscal 1997.

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

   During fiscal 1994, the Company adopted the Stock Option Plan for Directors whereby non-employee directors receive non-qualified stock option grants annually, and may make an irrevocable election annually to receive stock options at a below-market exercise price in lieu of cash directors' fees. Compensation expense under this plan for fiscal 1998 and 1997 was $45,996 and $93,990, respectively. No such compensation expense was recognized in fiscal 1999 or the transition period. Stock options granted under this plan expire not later than twenty years from the date of grant.

   A summary of stock option activity is as follows:

                                                                        Weighted
                                                                        Average
                                                               Weighted   Fair
                                                               Average  Value of
                                    Number of   Option Price   Exercise Options
                                     Shares       per Share     Price   Granted
                                    ---------  --------------- -------- --------
Outstanding,
September 27, 1996................. 1,383,470  $2.81 to $22.50    7.95
 Granted at market value...........   376,750   2.69 to   5.63    5.15    2.29
 Granted at above market value.....     3,750   5.63 to   5.63    5.63    1.39
 Granted at below market value.....    32,708   2.81 to   2.81    2.81    3.18
 Exercised.........................   (15,600)  4.63 to   5.63    5.02
 Terminated........................  (498,954)  2.81 to  22.50   10.14
                                    ---------
Outstanding,
October 3, 1997.................... 1,282,124   2.69 to  15.00    6.18
 Granted at market value...........   825,525   2.69 to   4.44    3.30    1.54
 Granted at below market value.....   400,000   2.44 to   2.44    2.44    1.70
 Exercised.........................       (55)  3.88 to   3.88    3.06
 Terminated........................  (761,320)  2.69 to   8.88    5.84
                                    ---------
Outstanding,
October 2, 1998.................... 1,746,274   2.44 to  15.00    4.11
 Granted at market value...........   288,500   3.75 to   3.81    3.75    2.08
 Exercised.........................      (250)  3.88 to   3.88    2.81
 Terminated........................  (322,975)  2.44 to  11.25    4.35
                                    ---------
Outstanding,
January 1, 1999.................... 1,711,549   2.69 to  15.00    4.01
 Granted at market value...........   295,400   3.00 to   3.88    3.20    1.84
 Exercised.........................  (427,741)  3.19 to   5.63    3.24
 Terminated........................  (289,980)  2.81 to  15.00    5.08
                                    =========  ===============  ======
Outstanding,
December 31, 1999.................. 1,289,228  $2.44 to $15.00  $ 3.84
                                    =========
Exercisable
 October 3, 1997...................   743,397  $2.69 to $15.00  $ 6.47
 October 2, 1998...................   487,959  $2.81 to $15.00  $ 6.32
 January 1, 1999...................   615,674  $2.44 to $15.00  $ 4.85
 December 31, 1999.................   504,960  $2.44 to $15.00  $ 4.65

   A summary of outstanding and exercisable shares by price range as of December 31, 1999, is as follows:

                                 Weighted
                                  Average     Weighted                 Weighted
                   Number of     Remaining    Average     Number of    Average
   Range of         Shares      Contractual   Exercise     Shares      Exercise
Exercise Prices   Outstanding      Life        Price     Exercisable    Price
---------------   -----------   -----------   --------   -----------   --------
$ 2.44 - $ 2.69      199,999        8.01       $ 2.52            0      $0.00
  2.81 -   3.00      278,984       11.20         2.90      140,834       2.84
  3.06 -   3.43      174,680        9.00         3.17       22,166       3.07
  3.69 -   3.69       32,180        8.58         3.69       21,545       3.69
  3.75 -   3.75      270,000        8.86         3.75      108,000       3.75
  3.88 -   4.63      163,785       10.88         4.35       73,105       4.52
  5.13 -   8.88      164,600       12.21         7.08      134,310       7.38
 15.00 -  15.00        5,000        2.06        15.00        5,000      15.00
                   ---------                               -------
  2.44 -  15.00    1,289,228        9.90         3.84      504,960       4.65
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

   Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for options was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 7.0% for fiscal 1999 and the transition period, 5.0% for fiscal 1998 and 6.0% for fiscal 1997; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 0.6904% for fiscal 1999, 0.6535% for the transition period, 0.6384% for fiscal 1998 and 0.5285% for fiscal 1997; and a weighted-average expected life of the option of 3.79 years for fiscal 1999, 3.97 for the transition period, and 1.54 years for fiscal years 1998 and 1997.

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The effects of applying SFAS 123 on a pro forma basis for fiscal 1999, the transition period, and fiscal 1998 and 1997, would have approximated the following amounts (in thousands, except per share amounts):

                                                    Transition
                                            1999      Period    1998    1997
                                          --------  ---------- ------ --------
   Net income (loss):
    Reported............................. $(27,400)   $  112   $1,825 $(26,122)
     Basic and diluted per share.........    (2.25)     0.01     0.17    (2.44)
    Pro forma............................  (28,099)      (64)   1,614  (26,652)
     Basic and diluted per share.........    (2.31)    (0.01)    0.15    (2.49)

13. Supplemental Executive Retirement and Certain Other Related Party Payments

   The Company has supplemental executive retirement agreements with three of its former officers (including the Company's former Chairman and Chief Executive Officer) under which each is entitled to a monthly benefit upon leaving the Company's employment. In fiscal 1997, the Company expensed $1.8 million related to these benefits. During fiscal 1997, the Company recognized the expense associated with entering into agreements that accelerated the retirement benefits for two officers. (See Note 19.)

   The Company paid cash benefits of $548,824, $43,554, $174,216, and $92,771 in fiscal 1999, the transition period, and fiscal 1998 and 1997, respectively, under these agreements.

   The Company paid fees of $628,000, $156,000, $516,000 and $501,000 in fiscal
1999, the transition period, and fiscal 1998 and 1997, respectively, to a professional services firm, a member of which served on the Company's Board of Directors during these fiscal years.

14. Stockholder Rights Plan

   In March 1999, the Company adopted a Stockholder Rights Plan and pursuant to the plan declared a dividend on its common stock of one right (a "Right") for each share of common stock then outstanding and for each share of common stock issued thereafter and prior to the time the Rights expire or become exercisable. Upon the occurrence of certain events, each Right becomes exercisable to purchase one one-hundredth of a share of Series A Participating Preferred Stock at a price of $17.19. The Rights expire on February 28, 2009, and, prior to the occurrence of certain events, may be redeemed at a price of $.01 per Right. Of the Company's 500,000 authorized shares of preferred stock, no par value, the Board of Directors has designated 250,000 shares as Series A Participating Preferred Stock.

15. Income Taxes

   The components of income (loss) before income taxes and the provision (benefit) for income taxes (both domestic and foreign) for fiscal 1999, the transition period, and fiscal 1998 and 1997 are summarized as follows (in thousands):

                                                  Transition
                                          1999      Period    1998      1997
                                        --------  ---------- -------  --------
Income (loss) before income taxes:
 Domestic.............................. $(21,174)    $ 65    $ 3,030  $(23,800)
 Foreign...............................   (6,454)      51     (1,170)   (2,322)
                                        --------     ----    -------  --------
                                        $(27,628)    $116    $ 1,860  $(26,122)
                                        ========     ====    =======  ========
Provision (benefit) for income taxes:
Current:
 Federal............................... $     42     $  3    $    35  $      0
 Foreign...............................        0        1          0         0
 State.................................      700        0          0         0
                                        --------     ----    -------  --------
                                             742        4         35         0
                                        ========     ====    =======  ========
Deferred:
 Federal...............................        0        0          0         0
 Foreign...............................   (1,363)       0          0         0
 State.................................        0        0          0         0
                                        --------     ----    -------  --------
                                          (1,363)       0          0         0
                                        --------     ----    -------  --------
                                        $   (621)    $  4    $    35  $      0
                                        ========     ====    =======  ========

   At December 31, 1999, the Company had domestic operating loss carryovers of approximately $56.2 million of which $1.8 million will expire in 2007, $0.5 million in 2009, $20.5 million in 2010, $6.4 million in 2011, $11.7 million in 2012, $1.9 million in 2018 and $13.4 million in 2019. Foreign operating loss carryovers of $5.4 million have an indefinite carryover period. In addition, the Company had general business credit carryovers of approximately $1.7 million which will expire during fiscal years 2002 through 2007. Foreign tax credit carryforwards of approximately $102,000 existed at December 31, 1999, and will expire $17,000 in fiscal 2002, $43,000 in fiscal 2003, and $42,000 in fiscal 2004.

   A reconciliation of the statutory federal income tax rate to the effective rate for fiscal 1999, the transition period, and fiscal 1998 and 1997 is as follows (in thousands):

                                                     Transition
                                             1998      Period   1997    1996
                                            -------  ---------- -----  -------
   Tax at federal statutory rate..........  $(9,352)    $ 42    $ 633  $(8,881)
   State income taxes.....................      700        0        0        0
   Operating losses generating no tax
    benefit...............................    9,394      (39)       0    8,881
   Utilization of carryovers..............        0        0     (598)       0
   Tax effect of international operations,
    net...................................   (1,363)       1        0        0
   Other, net.............................        0                          0
                                            -------     ----    -----  -------
                                            $  (621)    $  4    $  35  $     0
                                            =======     ====    =====  =======

   Deferred tax assets and liabilities that arise as a result of temporary differences at December 31, 1999, and October 2, 1998, are summarized as follows (in thousands):

                                                           1999      1998
                                                         --------  --------
   Deferred tax assets:
    Inventory reserves.................................. $  1,494  $  1,179
    Restructuring reserves..............................    2,111       190
    Foreign tax credits.................................      102        60
    General business credit carryforwards...............    1,696     1,696
    Net operating loss carryforwards....................   23,234    15,160
    Deferred income.....................................      454       584
    Other...............................................    3,306     3,909
                                                         --------  --------
     Total gross deferred tax assets....................   32,397    22,778
    Deferred tax asset valuation allowance..............  (26,148)  (19,013)
                                                         --------  --------
     Total deferred tax assets..........................    6,249     3,765
                                                         --------  --------
   Deferred tax liabilities:
    Depreciation........................................     (190)     (307)
    Capitalized software costs..........................   (3,347)   (3,186)
    Deferred software costs.............................     (190)     (272)
    Other...............................................        0         0
                                                         --------  --------
     Total deferred tax liabilities.....................   (3,727)   (3,765)
                                                         --------  --------
      Net deferred taxes................................ $  2,522  $      0
                                                         ========  ========  ===

   The valuation allowance was established based on certain assumptions about levels of future pretax income that are consistent with historical results. In fiscal 1999, the deferred tax asset valuation allowance reflects an evaluation which recognizes uncertainties related to the future utilization of carryovers. The valuation allowance for deferred tax assets increased by approximately $7.1 million and $6.1 million during fiscal 1999 and 1997, respectively, and decreased by approximately $1.2 million and $1.7 million during the transition period and fiscal 1998, respectively.

16. Segment Information

   The Company has three geographic reportable segments: United States/Canada/Latin America; Japan; and Europe/Australia. Each segment's operations consist primarily of the manufacture and sale of network printing solutions and related servicing activities. The accounting policies of the segments are the same as those described in Note 1. The Company evaluates segment performance based on operating profit (loss). Sales for each segment are based on the location of the third-party customer. All intercompany transactions between segments have been eliminated. Segment results for fiscal 1999, the transition period, and fiscal 1998 and 1997 are as follows:

                                                  Transition
                                          1999      Period     1998      1997
                                        --------  ---------- --------  --------
                                                   (In thousands)
Net sales:
  United States/Canada/Latin America..  $110,299   $30,378   $132,107  $124,589
  Japan...............................    28,537     8,960      1,384         0
  Europe/Australia....................    82,450         0          0         0
Net transfer between geographic
 areas................................    24,159     2,063      3,251     3,592
Adjustments and eliminations..........   (24,159)   (2,063)    (3,251)   (3,592)
                                        --------   -------   --------  --------
 Consolidated net sales...............  $221,286   $39,338   $133,491  $124,589
                                        ========   =======   ========  ========
Operating income (loss):
  United States/Canada/Latin America..  $ (8,738)  $ 3,111   $ 11,451  $(14,797)
  Japan...............................    (1,295)      (38)       (52)        0
  Europe/Australia....................     2,574         0          0         0
Adjustments and eliminations..........         0         0          0    (1,455)
                                        --------   -------   --------  --------
Segment operating income (loss).......    (7,459)    3,073     11,399   (16,252)
General corporate expenses............   (15,298)   (2,838)    (9,318)   (8,965)
Interest income.......................        56        51        381       373
Interest expense......................    (3,014)     (193)      (485)     (721)
Miscellaneous income (expense)........    (1,913)       23       (117)     (557)
                                        --------   -------   --------  --------
 Consolidated income (loss) before
  income taxes and extraordinary
  loss................................  $(27,628)  $   116   $  1,860  $(26,122)
                                        ========   =======   ========  ========
Depreciation and amortization expense:
  United States/Canada/Latin America..  $ 11,166   $ 2,405   $  9,811  $ 10,755
  Japan...............................        17         0          0         0
  Europe/Australia....................     2,203         0          0         0
                                        --------   -------   --------  --------
  Total depreciation and amortization
   expense............................  $ 13,386   $ 2,405   $  9,811  $ 10,755
                                        ========   =======   ========  ========
Segment assets:
  United States/Canada/Latin America..  $ 59,763   $59,900   $ 60,424  $ 56,425
  Japan...............................     9,138     6,247      3,167         0
  Europe/Australia....................    76,433         0          0         0
                                        --------   -------   --------  --------
                                         145,334    66,147     63,591    56,425
Corporate assets......................     5,872     4,147      5,764     2,164
                                        --------   -------   --------  --------
  Total assets........................  $151,206   $70,294   $ 69,355  $ 58,589
                                        ========   =======   ========  ========
Capital expenditures:
  United States/Canada/Latin America..  $  1,314   $   410   $  2,115  $  2,672
  Japan...............................       213         0          0         0
  Europe/Australia....................     1,019         0          0         0
                                        --------   -------   --------  --------
  Total capital expenditures..........  $  2,546   $   410   $  2,115  $  2,672
                                        ========   =======   ========  ========

   Sales to customers in the United States were $87.8 million, $21.8 million, $99.5 million and $96.8 million in fiscal 1999, the transition period, and fiscal 1998 and 1997, respectively.

   Net sales by product for fiscal 1999, the transition period, and fiscal 1998 and 1997 are as follows:

                                                    Transition
                                            1999      Period     1998     1997
                                          --------- ---------- -------- --------
                                                      (In thousands)
   Net sales:
    Print Systems........................ $  90,987  $15,908   $ 54,334 $ 43,362
    Consumables..........................    80,675   10,122     30,732   32,612
    Service..............................    30,793    7,813     36,734   33,587
    Other................................    18,831    5,495     11,691   15,028
                                          ---------  -------   -------- --------
                                          $ 221,286  $39,338   $133,491 $124,589
                                          =========  =======   ======== ========

   Third-party U.S. export sales for fiscal year 1999, the transition period, and fiscal 1998 and 1997 were $17.3 million, $6.9 million, $26.7 million, and $20.6 million, respectively.

   Consolidated sales to Ingram Micro, Inc. represented 10.8%, 12.0%, and 12.1% of consolidated net sales for fiscal 1999, the transition period, and fiscal 1998, respectively. Sales to QMS Europe B.V. represented 15.3% and 15.4% of consolidated net sales for the transition period and fiscal 1998, respectively, and the related accounts receivable balances amounted to $1.3 million and $1.4 million, respectively, as of the end of those periods. No customer accounted for 10% or more of consolidated net sales for fiscal 1997.

17. Supplemental Cash Flow Information

   Cash paid for interest and income taxes for fiscal 1999, the transition period, and fiscal 1998 and 1997 is as follows (in thousands):

                                                            Transition
                                                      1999    Period   1998 1997
                                                     ------ ---------- ---- ----
   Interest......................................... $2,801    $244    $703 $830
   Income taxes.....................................     42       3      43    0

   Additions to capital lease assets and related obligations were $1.8 million, $0.3 million, and $1.5 million in fiscal 1999, 1998 and 1997, respectively, as a result of the Company entering into equipment leases. There were no additions to capital lease assets during the transition period.

18. Commitments and Contingencies

   At December 31, 1999, the Company and its subsidiaries had a commitment of approximately $43.8 million under contracts to purchase print engines and related components and approximately $25.3 million under contracts to purchase spares and consumables.

   The Company is a defendant in various litigation and claims in the normal course of business. Based on consultation with various counsel in these matters, management is of the opinion that the ultimate resolution of such litigation and claims will not materially affect the Company's financial position, results of operations or cash flows.

19. Restructuring Charges

   During the third quarter of 1999, the Company completed a restructuring and recognized related charges totaling approximately $3.3 million as actions were taken to reduce redundant expenses and head count as a result of the Minolta convergence. These costs included $2.3 million in salary continuation and out-placement costs for 66 employees from all levels and functional areas of the Company, $0.9 million in the write-off of assets related to a pending implementation of an enterprise business software project, and $0.1 million in other related expenses. The fair value of the impaired assets was determined to be zero given that the implementation project was cancelled, and existing systems will be replaced with those consistent with Minolta. Use of this restructuring reserve for fiscal 1999 consisted of $0.9 million in salary continuation and out-placement and approximately $50,000 in other exit activities, resulting in $1.4 million in the reserve for restructuring charges related to the Minolta convergence as of December 31, 1999.

   During the fourth quarter of 1999, the Company recognized $2.3 million in restructuring charges related to the outsourcing of its service business to a third-party provider. These costs included $1.6 million in severance for approximately 109 employees from all levels and functional areas of the Company's service business, $0.6 million in activities associated with field service office closings, and $0.1 million in loss on disposal of the service van fleet. Activities associated with this restructuring were completed in early 2000. There were no uses of this restructuring reserve during fiscal 1999 and thus the reserve for restructuring charges totaled $2.3 million as of December 31, 1999.

   During fiscal 1997, the Company recognized restructuring charges totaling approximately $8.0 million. These costs included $1.6 million in severance and out-placement costs for 119 employees from all levels and functional areas of the Company, $2.6 million for retirement benefits and management transition expenses, $2.4 million related to foreign translation adjustments in connection with the substantial reduction of foreign operations, $0.6 million related to the write-off of certain fixed assets, $0.4 million in the write-off of office lease obligations, and $0.3 million in other expenses. Uses of the 1997 restructuring reserve in fiscal 1999, the transition period, and fiscal 1998 and 1997 are summarized as follows (in thousands):

                                                       Transition
                                                  1999   Period    1998   1997
                                                  ---- ---------- ------ ------
                                                         (In thousands)
   Salary continuation and out-placement......... $ 0     $ 0     $  977 $  731
   Payment of facility lease obiligations........  22      25        204    281
   Other exit activities.........................   0       0        223    649
                                                  ---     ---     ------ ------
                                                  $22     $25     $1,404 $1,661
                                                  ===     ===     ====== ======

   The reserve for restructuring charges related to the fiscal 1997 restructuring totaled $0.3 million as of December 31, 1999.

   There were no restructuring charges for fiscal 1998.

   The retirement benefits and management transition reserve balance was an additional $3.4 million and $3.8 million at December 31, 1999, and October 2, 1998, respectively.

20. Sale/Leaseback

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

   The operating lease agreement contains various covenants and a provision which requires the lessor's approval of the Company's payment of cash dividends. At October 3, 1997, and October 2, 1998, the Company was not in compliance with the minimum Net Worth covenant contained in the lease agreement. On December 8, 1997, the Company obtained a one-year waiver of non-compliance from the lessor through October 5, 1998, in exchange for $1.3 million in prepaid rent and an amendment to a related warrant agreement to purchase 100,000 shares of the Company's common stock at $4 per share. Warrants granted under this agreement are exercisable through December 31, 2001. On November 17, 1998, the Company obtained a continuation of the waiver of non-compliance from the lessor through December 31, 1999, in exchange for continuing the $1.3 million in prepaid rent. On June 7, 1999, the Company obtained a waiver agreement and lease amendment for the transactions related to the Minolta convergence and reacquisition of the European and Australian subsidiaries.

   At December 31, 1999, the Company was in violation of several financial covenants contained in the operating lease agreement and is not projected to remedy these conditions of non-compliance upon expiration of a cure period on March 31, 2000. Among the remedies available to the landlord is the acceleration of all remaining base rent on a discounted basis for the initial lease term (approximately $13.2 million), cancellation of the lease, or all other remedies available by law. The violations of the financial covenants in the lease agreement beyond the cure period will also constitute an event of default under the Harris revolving credit agreement (see Note 8).

   On March 10, 2000, the Company received a letter of intent from its landlord indicating its willingness to sell the leased property for the greater of $14.0 million or an appraised value, based upon a mutually agreed to process, provided such sale is consummated by April 28, 2000. Management believes it is probable that negotiations to complete the purchase of the property and cancel the operating lease agreement will be successful, and Minolta has agreed to provide the funding necessary to consummate such purchase. In addition, on March 20, 2000, the Company obtained a waiver of the cross covenant contained in the Harris revolving credit agreement.

21. Reactivation of Japanese Subsidiary

   In September 1998, the Company reactivated its Japanese subsidiary under the name QMS K.K. This subsidiary was closed in fiscal 1995 when the assets were sold to an independent Master Distributor, QMS Japan KK.

   In September 1998, the Master Distributor, QMS Japan KK, agreed to terminate its Master Distributor Agreement with the Company, and it transferred inventory and cash to reduce its accounts payable balance to the Company. The Company then entered into a servicing agreement with QMS Japan KK to provide sales, general, and administrative services to the reactivated subsidiary, QMS K.K. In exchange for QMS Japan KK's services, the Company has agreed to pay the reasonable expenses of QMS Japan KK and an additional management fee.

   As of December 31, 1999, the Company had a note receivable due from QMS Japan KK in the amount of $823,466 and has reserved $584,577 against the note balance. The Company has also obtained a four-year option to purchase all of the assets of QMS Japan KK.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of QMS, Inc.:

   We have audited the accompanying consolidated balance sheets of QMS, Inc. and subsidiaries (a majority-owned subsidiary of Minolta Investments Company) as of December 31, 1999 and October 2, 1998, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for the fiscal year ended December 31, 1999, the period from October 3, 1998 to January 1, 1999, and the fiscal years ended October 2, 1998, and October 3, 1997. Our audits also included the financial statement schedules listed in the index at Item 14. These financial statements and the financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedules based on our audits.

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

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of QMS, Inc. and subsidiaries as of December 31, 1999 and October 2, 1998, and the results of their operations and their cash flows for the fiscal year ended December 31, 1999, the period from October 3, 1998 to January 1, 1999, and the fiscal years ended October 2, 1998, and October 3, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


/s/ Deloitte & Touche LLP
---------------------
DELOITTE & TOUCHE LLP

Birmingham, Alabama
March 2, 2000 (March 20, 2000 as to the fifth paragraphs of Note 8 and Note 20)

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

                                          /s/ Edward E. Lucente
                                          _____________________________________
                                          President and Chief Executive
                                          Officer

                                          /s/ Albert A. Butler
                                          _____________________________________
                                          Chief Financial Officer and
                                          Vice President

QUARTERLY DATA

Unaudited quarterly data for the fiscal years ended December 31, 1999, and October 2, 1998.


                                                         1999
                                         ---------------------------------------
                                          First   Second     Third      Fourth
                                         Quarter  Quarter  Quarter(a) Quarter(b)
                                         -------  -------  ---------- ----------
                                           Dollars in thousands, except per
                                                     share amounts
Net sales............................... $43,366  $50,933   $ 62,730   $64,257
Gross profit............................  10,041   11,886      9,866    12,488
Net loss................................    (891)  (1,419)   (16,290)   (8,800)
Net loss per common share
 Basic and diluted...................... $ (0.07) $ (0.12)  $  (1.23)  $ (0.66)
                                                         1998
                                         ---------------------------------------
                                          First   Second     Third      Fourth
                                         Quarter  Quarter   Quarter    Quarter
                                         -------  -------  ---------- ----------
                                           Dollars in thousands, except per
                                                     share amounts
Net sales............................... $28,578  $34,621   $ 35,363   $34,929
Gross profit............................   9,073   10,102     10,651     9,594
Net income..............................     401      477        421       526
Net income per common share
 Basic and diluted...................... $  0.04  $  0.04   $   0.04   $  0.05

--------
(a) Includes special charges of $4.8 million principally associated with the Minolta convergence and $3.3 million for restructuring charges.
(b) Includes $2.3 million for restructuring charges.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

   The information required by this item is incorporated by reference to information under the captions "Proposal 1--Election of Directors--Directors and Director Nominees" and "Section 16(a) Beneficial Ownership Reporting Compliance" on pages 2-5 of the Proxy Statement and "Executive Officers" on page 5 of the Proxy Statement.

Item 11. Executive Compensation.

   The information required by this item is incorporated by reference to information under the captions "Proposal 1--Election of Directors--Director Compensation" on pages 4-5, "Executive Compensation Tables" on pages 6-9, "Stock Performance Graph" on page 10, "Executive Agreements" on page 11 and "Report of the Compensation Committee of the Board of Directors of QMS, Inc." on pages 12-13 of the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

   The information required by this item is incorporated by reference to information under the caption "Beneficial Ownership of Common Stock" on pages 5-6 of the Proxy Statement.

Item 13. Certain Relationships and Related Transactions.

   The other information required by this item is incorporated by reference to information under the caption "Compensation Committee Interlocks and Insider Participation" on pages 13-14 and "Certain Transactions and Matters" and "Interests of Certain Persons in Matters to be Acted Upon" on page 21 of the Proxy Statement.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

  (a) The following documents are filed as part of this report:

    1. Financial Statements

      The following financial statements are included in Item 8 of Part II:

      . Consolidated Statements of Operations for the Fiscal Year Ended
         December 31, 1999, the transition period ended January 1, 1999, and the fiscal years ended October 2, 1998, and October 3, 1997.

      . Consolidated Statements of Comprehensive Income (Loss) for the
         Fiscal Year Ended December 31, 1999, the transition period ended January 1, 1999, and the fiscal years ended October 2, 1998, and October 3, 1997.

      . Consolidated Balance Sheets at December 31, 1999, and October 2,
         1998.

      . Consolidated Statements of Changes in Stockholders' Equity for the
         Fiscal Year Ended December 31, 1999, the transition period ended January 1, 1999, and the fiscal years ended October 2, 1998, and October 3, 1997.

      . Consolidated Statements of Cash Flows for the Fiscal Year Ended
         December 31, 1999, the transition period ended January 1, 1999, and the fiscal years ended October 2, 1998, and October 3, 1997.

      . Notes to Consolidated Financial Statements for the Fiscal Year
         Ended December 31, 1999, the transition period ended January 1, 1999, and the fiscal years ended October 2, 1998, and October 3, 1997.

    2. Financial Statement Schedules

      The schedules listed below are included herein immediately after the signature pages hereto. Schedules not listed below have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

         Schedule
         Number                            Description
         ------                            -----------
          I       Condensed Financial Information of Registrant (Parent Company
                  Only) for the Fiscal Year Ended December 31, 1999
          II      Valuation and Qualifying Accounts and Reserves for the Fiscal
                  Year Ended December 31, 1999, the transition period ended
                  January 1, 1999, and the Fiscal Years Ended October 2, 1998,
                  and October 3, 1997

   The Registrant's independent auditors' report on the financial statements and financial statement schedule listed above is located at Item 8 of Part II.

    3.  Exhibits:

        Exhibit
         Number                            Description
       ----------                          -----------
       3(a)       Restated Certificate of Incorporation, as amended as of
                  February 17, 1987,(/1/) Certificate of Amendment thereto
                  filed with the Secretary of State of Delaware as of January
                  31, 1991,(/2/) and Certificate of Amendment thereto filed
                  with the Secretary of State of Delaware as of January 27,
                  1999.(/24/)

       3(b)       Bylaws of Registrant.(/1/)

       4(a) The rights of security holders are defined in Articles 4, 9 and 10 of the Restated Certificate of Incorporation of the Registrant, Articles II, VI and VII of the Bylaws of the
                  Registrant and the Rights Agreement. [Incorporated herein by reference to Exhibits 3(a), 3(b) and 4(b), respectively.]

       4(b) Copy of Rights Agreement between QMS, Inc. and Rights Agent dated March 8, 1999.(/26/)

       10(a)(i) Cash or Deferred Retirement Plan, as amended and restated as of December 17, 1993.(/4/)*

       10(a)(ii)  Trust Agreement dated November 1, 1993, relating to the Cash or Deferred Retirement Plan as amended by an Amendment to the Trust Agreement dated December 28, 1993.(/4/)

       10(c)(i) Form of 1987 Stock Option Plan, as amended and restated as of December 13, 1990.(/2/)*

       10(c)(ii)  Form of First Amendment to the 1987 Stock Option Plan
                  effective November 7, 1991.(/2/)*

       10(d)      Supplemental Executive Retirement Plan Agreements dated
                  September 30, 1991.(/4/)*

       10(f)      Executive Services Agreement dated August 1, 1999, between
                  QMS, Inc. and Edward E. Lucente.(/22/)

       10(f)(i)   Amendment to the Executive Services Agreement between QMS,
                  Inc. and Edward E. Lucente dated October 25, 1999.(/22/)


        Exhibit
         Number                            Description
       ----------                          -----------
       10(f)(ii)  Agreement between QMS, Inc. and Edward E. Lucente dated
                  October 25, 1999, in which QMS, Inc. adopts a nonqualified compensation agreement.(/22/)

       10(f)(iii) Amendment to Trust Agreement between QMS, Inc. and South
                  Alabama Trust Company, Inc. dated October 25, 1999.(/22/)

       10(g) 1997 Stock Incentive Plan, dated October 23, 1996,(/27/)* together with First Amendment thereto effective as of October
                  15, 1997.(/28/)*

       10(h)      Form of Executive Agreement entered into with: James L.
                  Busby, Donald L. Parker, Ph.D., Charles D. Daley and James K.
                  Doan.(/7/)*

       10(h)(i)   Form of Executive Agreement entered into with Edward E.
                  Lucente on January 5, 1998.(/25/)*

       10(h)(ii)  Form of Executive Services Agreement entered into with Edward
                  E. Lucente on January 5, 1998.(/25/)*

       10(i)      International Technical Support Agreement dated January 5,
                  2000, between International Business Machines and QMS, Inc.

       10(j)      Credit Agreement dated August 19, 1999, by and between QMS,
                  Inc. and Harris Trust and Savings Bank.(/22/)

       10(j)(i)   Waiver dated March 2, 2000, by and between QMS, Inc. and
                  Harris Trust and Savings Bank.

       10(j)(ii)  Waiver dated March 20, 2000, by and between QMS, Inc. and
                  Harris Trust and Savings Bank.

       10(m)      QMS, Inc. Employee Stock Purchase Plan.(/14/)

       10(o)      Stock Option Plan, dated July 30, 1984,(/8/)* together with
                  First Amendment thereto effective as of January 1, 1987,(/1/)* Second Amendment thereto effective as of November 10, 1987,(/1/)* Third Amendment thereto effective as of April 6, 1989,(/7/)* Fourth Amendment thereto effective as of January 1, 1990,(/6/)* and Fifth Amendment thereto effective as of November 7, 1991.(/2/)*

       10(p)      Stock Option Plan for Directors.(/9/)*

       10(q)(i)   Share Purchase Agreement dated October 12, 1995, between
                  Jalak Investments B.V. and QMS, Inc.(/10/)

       10(q)(ii)  Promissory Note dated October 16, 1995, in the original principal amount of U.S. $4,000,000 from QMS Europe B.V. and QMS Australia PTY Ltd. in favor of QMS, Inc.(/10/)

       10(q)(iii) Pledge and Security Agreement and Pledging of Shares, each dated October 16, 1995, by Jalak Investments, B.V. in favor of QMS, Inc.(/10/)

       10(q)(iv)  Deed of Subordination and Pledge dated October 16, 1995, by and among QMS, Inc., QMS Europe B.V. and Credit Lyonnais Bank
                  Nederland N.V.(/10/)

       10(q)(v) Master Distributor Agreement dated October 16, 1995, among the Registrant, QMS Europe, B.V. and QMS Australia PTY
                  Ltd.(/10/)

       10(q)(vi)  Trademark and Trade Name License Agreement dated October 16,
                  1995, between QMS Europe B.V. and QMS, Inc.(/10/)

       10(r) Loan and Security Agreement dated November 7, 1995, by and between QMS, Inc. and Foothill Capital Corporation.(/11/)


         Exhibit
          Number                            Description
       ------------                         -----------
       10(r)(i)     Stock Pledge Agreement dated November 7, 1995, by and
                    between QMS, Inc. and Foothill Capital Corporation.(/11/)

       10(r)(ii)    Term Note A dated November 7, 1995, in the original
                    principal amount of $1,750,000 from QMS, Inc. in favor of
                    Foothill Capital Corporation.(/11/)

       10(r)(iii)   Term Note B dated November 7, 1995, in the original
                    principal amount of $5,000,000 from QMS, Inc. in favor of
                    Foothill Capital Corporation.(/11/)

       10(r)(iv)    Trademark Security Agreement dated November 7, 1995, made
                    by QMS, Inc. in favor of Foothill Capital
                    Corporation.(/11/)

       10(r)(v)     QMS, Inc. Warrant to Purchase 100,000 shares of Common
                    Stock, dated November 7, 1995.(/11/)

       10(r)(vi)    General Security Agreement dated November 7, 1995, by and
                    between QMS Canada Inc. in favor of Foothill Capital
                    Corporation.(/11/)

       10(r)(vii)   General Continuing Guaranty dated November 7, 1995, by QMS
                    Canada Inc. in favor of Foothill Capital Corporation.(/11/)

       10(r)(viii)  Security Agreement dated November 7, 1995, by and between
                    Foothill Capital Corporation and QMS Canada Inc.(/11/)

       10(r)(ix)    General Continuing Guaranty dated November 7, 1995, by QMS
                    Circuits, Inc. in favor of Foothill Capital
                    Corporation.(/11/)

       10(r)(x)     Security Agreement dated November 7, 1995, between Foothill
                    Capital Corporation and QMS Circuits, Inc.(/11/)

       10(r)(xi)    Amendment Number One dated December 4, 1995, to the Loan
                    and Security Agreement dated November 7, 1995.(/13/)

       10(r)(xii)   Amendment Number Two dated February 7, 1996, to the Loan
                    and Security Agreement dated November 7, 1995.(/13/)

       10(r)(xiii)  Amendment Number Three dated July 31, 1996, to the Loan and
                    Security Agreement dated November 7, 1995.(/13/)

       10(r)(xiv)   Waiver Agreement dated May 5, 1997, waiving certain
                    provisions of the Loan and Security Agreement.(/15/)

       10(r)(xv)    Amendment Number Five dated June 3, 1997, to the Loan and
                    Security Agreement.(/16/)

       10(r)(xvi)   Amendment Number Four dated January 22, 1997, to the Loan
                    and Security Agreement.(/20/)

       10(r)(xvii)  Amendment Number Six dated October 8, 1997, to the Loan and
                    Security Agreement.(/20/)

       10(r)(xviii) Amendment Number Seven dated September 23, 1998, to the
                    Loan and Security Agreement.(/20/)

       10(r)(xix)   Amendment Number Eight dated November 17, 1998, to the Loan and Security Agreement.(/20/)

       10(r)(xx)    Amendment Number Nine dated April 30, 1999, to the Loan and
                    Security Agreement.(/21/)

       10(s)(i)     Asset Purchase Agreement dated September 30, 1995, between
                    QMS Japan Kabushiki Kaisha ("QMS Japan KK") and QMS,
                    Inc.(/12/)

         Exhibit
         Number                             Description
       -----------                          -----------
       10(s)(ii)   Assumption of Liabilities dated September 30, 1995, by QMS
                   Japan KK.(/12/)

       10(s)(iii)  Inventory Johto-Tampo Agreement dated September 30, 1995, between QMS Japan KK and QMS, Inc.(/12/)

       10(s)(iv)   Master Distributor Agreement dated September 30, 1995,
                   between QMS Japan KK and QMS, Inc.(/12/)

       10(s)(v) Promissory Note dated September 30, 1995, in the original principal amount of U.S. $3,000,000 from Yoji Kawai in favor of QMS Japan KK.(/12/)

       10(s)(vi)   Promissory Note dated September 30, 1995, in the original
                   principal amount of U.S. $500,000 from Yoji Kawai in favor of QMS Japan KK.(/12/)

       10(s)(vii)  Trademark and Trade Name License Agreement dated December 7,
                   1995, between QMS Japan KK and QMS, Inc.(/12/)

       10(s)(viii) Assumption Agreement dated December 7, 1995, between QMS
                   Japan KK and QMS, Inc.(/12/)

       10(t)       Sale-Leaseback Agreement between QMS, Inc. and Ink (AL) QRS
                   12-21, Inc. dated February 18, 1997.(/17/)

       10(t)(i)    Waiver agreement between Ink (AL) QRS 12-21, Inc. and QMS,
                   Inc. dated December 8, 1997.(/19/)

       10(t)(ii)   Amendment to Warrant dated December 8, 1997, to the Sale-
                   Leaseback Agreement.(/19/)

       10(t)(iii)  Waiver agreement between Ink (AL) QRS 12-21, Inc. and QMS,
                   Inc. dated November 17, 1998.(/20/)

       10(t)(iv)   Waiver agreement and Lease Amendment dated June 7, 1999,
                   between Ink (AL) QRS 12-21, Inc. and QMS, Inc.(/22/)
       10(u)       Agreement dated July 7, 1997, between QMS, Inc. and James L.
                   Busby.(/18/)

       10(v)       Agreement dated August 7, 1997, between QMS, Inc. and Donald
                   L. Parker.(/19/)

       10(w)       QMS, Inc.--Genicom Corporation Strategic Partner
                   Agreement.(/19/)

       10(x)       Share Purchase Agreement between QMS, Inc. and Alto Imaging
                   Group, N.V. dated May 17, 1999.(/23/)

       10(x)(i)    Promissory Note between QMS, Inc. and Alto Imaging Group,
                   N.V.(/23/)

       10(x)(ii)   Loan Agreement between QMS, Inc. and Minolta Co., Ltd. dated
                   June 7, 1999.(/23/)

       10(x)(iii)  Stock Purchase Agreement between QMS, Inc., Minolta
                   Investments Company, and Minolta Co., Ltd. dated June 7,
                   1999.(/23/)

       10(x)(iv)   First Amendment to Rights Agreement dated June 7, 1999,
                   between QMS, Inc. and South Alabama Trust Company,
                   Inc.(/23/)

       10(x)(v)    Promissory Note between QMS, Inc. and Minolta Co., Ltd. for
                   $15,000,000 dated November 10, 1999.(/22/)

       10(x)(vi)   Promissory Note between QMS, Inc. and QMS Europe B.V. for
                   $4,000,000 dated November 10, 1999.(/22/)


         Exhibit
         Number                            Description
       -----------                         -----------
       10(x)(vii)  Promissory Note between QMS, Inc. and Minolta Co., Ltd. for
                   $5,000,000 dated December 22, 1999.

       10(x)(viii) Promissory Note between QMS, Inc. and Minolta Co., Ltd. for
                   $10,000,000 dated February 4, 2000.

       10(x)(ix)   Promissory Note between QMS, Inc. and QMS Europe B.V. for
                   $4,000,000 dated February 8, 2000.

       10(x)(x)    Waiver Agreement between QMS Europe B.V. and ING Bank N.V.,
                   ING Mezzanine Fonds B.V. and NMB Heller N.V. dated February
                   11, 2000.

       11          Statement Regarding Computation of Earnings Per Share.

       21          Subsidiaries of the Registrant.

       23          Independent Auditors' Consent

       27          Financial Data Schedules

--------
*   Indicates a management contract or compensatory plan or arrangement.
(/1/) Incorporated herein by reference to exhibit of same number in Registrant's annual report on Form 10-K for the fiscal year ended October 2, 1987 (Commission File No. 1-9348).
(/2/) Incorporated herein by reference to exhibit of same number in Registrant's annual report on Form 10-K for the fiscal year ended September 27, 1991 (Commission File No. 1-9348).
(/3/) Incorporated herein by reference to exhibit of same number in Registrant's annual report on Form 10-K for the fiscal year ended September 30, 1988 (Commission File No. 1-9348).
(/4/) Incorporated herein by reference to exhibit of same number in Registrant's annual report on Form 10-K for the fiscal year ended October 1, 1993 (Commission File No. 1-9348).
(/5/) Incorporated herein by reference to exhibit of same number in Registrant's annual report on Form 10-K for the fiscal year ended October 2, 1992 (Commission File No. 1-9348).
(/6/) Incorporated herein by reference to exhibit of same number in Registrant's quarterly report on Form 10-Q for the quarter ended April 1, 1988 (Commission File No. 1-9348).
(/7/) Incorporated herein by reference to exhibit of same number in Registrant's annual report on Form 10-K for the fiscal year ended September 29, 1989 (Commission File No. 1-9348).
(/8/) Incorporated herein by reference to exhibit of same number in Registrant's Registration Statement on Form S-1, filed September 19, 1984 (Registration No. 2-93329).
(/9/) Incorporated herein by reference to Appendix B to the Registrant's Proxy
      Statement for the Annual Meeting of Stockholders held on January 25, 1994 (Commission File No. 1-9348).
(/10/) Incorporated herein by reference to exhibits in Registrant's Form 8-K filed on October 16, 1995 (Commission File No. 1-9348).
(/11/) Incorporated herein by reference to exhibits in Registrant's Form 8-K filed on November 21, 1995 (Commission File No. 1-9348).
(/12/) Incorporated herein by reference to exhibit of same number in Registrant's annual report on Form 10-K for the fiscal year ended September 29, 1995 (Commission File No. 1-9348).
(/13/) Incorporated herein by reference to exhibit of same number in Registrant's quarterly report on Form 10-Q for the fiscal quarter ended June 28, 1996 (Commission File No. 1-9348).
(/14/) Incorporated herein by reference to Appendix A to the Registrant's Proxy
       Statement for the Annual Meeting of Stockholders held on January 23, 1996 (Commission File No. 1-9348).
(/15/) Incorporated herein by reference to exhibit of same number in Registrant's quarterly report on Form 10-Q for the fiscal quarter ended March 28, 1997 (Commission File No. 1-9348).
(/16/) Incorporated herein by reference to exhibit of same number in Registrant's quarterly report on Form 10-Q for the fiscal quarter ended June 27, 1997 (Commission File No. 1-9348).

(/17/) Incorporated herein by reference to exhibits in Registrant's Form 8-K filed on February 18, 1997 (Commission File No. 1-9348).
(/18/) Incorporated herein by reference to exhibits in Registrant's Form 8-K filed on July 7, 1997 (Commission File No. 1-9348).
(/19/) Incorporated herein by reference to exhibit of same number in Registrant's annual report on Form 10-K for the fiscal year ended October 3, 1997 (Commission File No. 1-9348).
(/20/) Incorporated herein by reference to exhibit of same number in Registrant's annual report on Form 10-K for the fiscal year ended October 2, 1998 (Commission File No. 1-9348).
(/21/) Incorporated herein by reference to exhibit of same number in Registrant's quarterly report on Form 10-Q for the fiscal quarter ended April 2, 1999 (Commission File No. 1-9348).
(/22/) Incorporated herein by reference to exhibit of same number in Registrant's quarterly report on Form 10-Q for the fiscal quarter ended October 1, 1999 (Commission File No. 1-9348).
(/23/) Incorporated herein by reference to exhibit of same number in Registrant's Form 8-K filed on June 7, 1999 (Commission File No. 1-
       9348).
(/24/) Incorporated herein by reference to Appendix A of the Registrant's Proxy
       Statement for the Annual Meeting of Stockholders held on January 27, 1999 (Commission File No. 1-9348).
(/25/) Incorporated herein by reference to exhibit of same number in Registrant's quarterly report on Form 10-Q for the fiscal quarter ended January 2, 1998 (Commission File No. 1-9348).
(/26/) Incorporated herein by reference to Exhibit 1 in Registrant's Form 8-A filed on March 18, 1999 (Commission File No. 1-9348).
(/27/) Incorporated herein by reference to Appendix B of the Registrant's Proxy
       Statement for the Annual Meeting of Stockholders held on January 21, 1997 (Commission File No. 1-9348).
(/28/) Incorporated herein by reference to Appendix A of the Registrant's Proxy
       Statement for the Annual Meeting of Stockholders held on January 20, 1998 (Commission File No. 1-9348).

(b) Reports on Forms 8-K: The following reports were filed on Forms 8-K during fiscal 1999.

  . Form 8-K dated February 22, 1999, announcing the Company's intent to exercise its option to reacquire its former subsidiaries, QMS Europe B.V. and QMS Australia PTY Ltd.

  . Form 8-K dated June 7, 1999, announcing the Company's reacquisition of its former subsidiaries, QMS Europe B.V. and QMS Australia PTY Ltd.

  . Form 8-K dated August 6, 1999, announcing the resignation of James A.
   Wallace as Chief Financial Officer and Director

  . Form 8-K/A dated June 7, 1999, and signed August 11, 1999, related to the
   Company's reacquisition of its former subsidiaries, QMS Europe B.V. and QMS Australia PTY Ltd.

  . Form 8-K dated October 8, 1999, reporting the change in fiscal year end.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      QMS, Inc.

                                          /s/  Edward E. Lucente
Date: March 23, 2000                  By: _____________________________________
                                          Edward E. Lucente
                                          President

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 23, 2000                      /s/ Edward E. Lucente
                                          -------------------------------------
                                          Edward E. Lucente
                                          President and Director (Principal
                                          Executive Officer)

Date: March 23, 2000                      /s/ Albert A. Butler
                                          -------------------------------------
                                          Albert A. Butler
                                          Chief Financial Officer and Director
                                          (Principal Financial and Accounting
                                          Officer)

Date: March 23, 2000                      /s/ William R. Bowles
                                          -------------------------------------
                                          William R. Bowles
                                          Director

Date: March 23, 2000                      /s/ F. Rigdon Currie
                                          -------------------------------------
                                          F. Rigdon Currie
                                          Director

Date: March 23, 2000                      /s/ Michael C. Dow
                                          -------------------------------------
                                          Michael C. Dow
                                          Director

Date: March 23, 2000                      /s/ Hiroshi Fujii
                                          -------------------------------------
                                          Hiroshi Fujii
                                          Director

Date: March 23, 2000                      /s/ Allen A. Hans
                                          -------------------------------------
                                          Allen A. Hans
                                          Director

Date: March 23, 2000                      /s/ Ryusho Kutani
                                          -------------------------------------
                                          Ryusho Kutani
                                          Director

Date: March 23, 2000                      /s/ Robert J. Materna
                                          -------------------------------------
                                          Robert J. Materna
                                          Director

Date: March 23, 2000                      /s/ Yoshisuke Takekida
                                          -------------------------------------
                                          Yoshisuke Takekida
                                          Director

Date: March 23, 2000                      /s/ Shoei Yamana
                                          -------------------------------------
                                          Shoei Yamana
                                          Vice President and Director

                                   SCHEDULE I
                           QMS, INC. AND SUBSIDIARIES
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             (Parent Company Only)

   As discussed in Note 2 of the consolidated financial statements, QMS, Inc. acquired 100% of the common stock of QMS B.V. on June 7, 1999. At December 31, 1999, QMS B.V. had borrowings outstanding under a revolving credit loan and term debt agreement that restrict the payment of dividends to QMS, Inc. (see
Note 8). Accordingly, the following parent company only condensed financial statements are presented because the distribution of the net assets of QMS B.V. is restricted.

CONDENSED STATEMENT OF OPERATIONS

For the Fiscal Year Ended December 31, 1999
(Dollars in thousands, except per share amounts)

Net sales............................................................ $129,238
Cost of sales........................................................  103,770
                                                                      --------
Gross profit.........................................................   25,468
Operating expenses...................................................   45,026
                                                                      --------
Operating loss.......................................................  (19,558)
Other income (expense)
 Interest income.....................................................       56
 Interest expense....................................................   (2,022)
 Miscellaneous income................................................      258
                                                                      --------
  Total other expense, net...........................................   (1,708)
Equity in net loss of subsidiaries...................................   (4,999)
                                                                      --------
Loss before income taxes and extraordinary loss......................  (26,265)
Income tax provision.................................................      742
                                                                      --------
Loss before extraordinary loss.......................................  (27,007)
Extraordinary loss on early extinguishment of debt...................      393
                                                                      --------
Net loss............................................................. $(27,400)
                                                                      --------
Loss per common share
 Basic and diluted before extraordinary loss......................... $  (2.22)
 Extraordinary loss..................................................    (0.03)
                                                                      --------
 Net loss basic and diluted.......................................... $  (2.25)
                                                                      ========
Shares used in basic and diluted per share computation...............   12,152
                                                                      ========

CONDENSED BALANCE SHEET

As of December 31, 1999
(Dollars in thousands)

Assets
Current assets
 Cash and cash equivalents............................................ $    925
 Trade receivables (less allowance for doubtful accounts of $378).....   36,345
 Notes receivable (less allowance of $242)............................      239
                                                                       --------
 Inventories:
  Raw materials.......................................................   11,353
  Work in process.....................................................    1,784
  Finished goods......................................................   16,925
  Inventory reserves..................................................   (4,004)
                                                                       --------
   Total inventories, net.............................................   26,058
                                                                       --------
 Intercompany receivable..............................................    5,101
 Other current assets.................................................    2,138
                                                                       --------
   Total current assets...............................................   70,806
Property, plant, and equipment, net...................................    4,555
Investment in subsidiaries............................................   16,522
Capitalized and deferred software, net................................    9,481
Other assets, net.....................................................    2,679
                                                                       --------
   Total.............................................................. $104,043
                                                                       ========
Liabilities and Stockholders' Equity
Current liabilities
 Revolving credit loans............................................... $  9,094
 Current maturities of long-term debt.................................    2,427
 Current maturities of capital lease obligations......................      568
 Accounts payable.....................................................   16,772
 Employment costs.....................................................    4,185
 Deferred revenue.....................................................    4,844
                                                                       --------
 Other current liabilities:
  Warranty accrual....................................................    1,662
  Restructuring reserve...............................................    3,980
  Accrued management transition expenses..............................    1,809
  Other...............................................................    3,420
                                                                       --------
   Total other current liabilities....................................   10,871
                                                                       --------
   Total current liabilities..........................................   48,761
Long-term debt........................................................   36,608
Capital lease obligations.............................................    1,385
Other liabilities.....................................................    4,159
                                                                       --------
   Total liabilities..................................................   90,913
                                                                       --------
Stockholders' equity..................................................   13,130
                                                                       --------
   Total.............................................................. $104,043
                                                                       ========

CONDENSED STATEMENT OF CASH FLOWS

For the Fiscal Year Ended December 31, 1999
(Dollars in thousands)

Operating activities:
 Net loss............................................................... $(27,400)
 Adjustments to reconcile net loss to net cash provided by (used in)
  operating activities:
  Extraordinary loss....................................................      393
  Depreciation..........................................................    2,090
  Equity in net loss of subsidiaries....................................    4,999
  Amortization and write-off of capitalized and deferred software
   costs................................................................   10,924
  Provision for losses on inventory.....................................      375
  Recovery of losses on accounts and notes receivable...................     (384)
  Non-cash restructuring charges........................................      931
  Other.................................................................       28
 Changes in assets and liabilities which provided (used) cash:
  Trade receivables.....................................................  (10,131)
  Inventories, net......................................................   (3,063)
  Accounts payable......................................................    3,296
  Other.................................................................    2,815
                                                                         --------
   Net cash used in operating activities................................  (15,127)
                                                                         --------
Investing activities:
 Purchase of European and Australian subsidiaries.......................  (20,500)
 Collections of notes receivable........................................      473
 Additions to property, plant and equipment.............................   (1,853)
 Additions to capitalized and deferred software costs...................  (10,250)
                                                                         --------
   Net cash used in investing activities................................  (32,130)
                                                                         --------
Financing activities:
 Proceeds from revolving credit lines, net..............................    1,788
 Proceeds from long-term debt...........................................   32,800
 Payments of debt issuance costs, net...................................     (453)
 Payments of capital lease obligations..................................     (415)
 Proceeds from issuance of common stock.................................   12,248
 Proceeds from exercise of stock options................................    1,386
                                                                         --------
   Net cash provided by financing activities............................   47,354
                                                                         --------
Net change in cash and cash equivalents.................................       97
Cash and cash equivalents, beginning of year............................      828
                                                                         --------
Cash and cash equivalents, end of year.................................. $    925
                                                                         ========

                                  SCHEDULE II
                           QMS, INC. AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
    For the Fiscal Year Ended December 31, 1999, the transition period ended
                                January 1, 1999,
        and the Fiscal Years Ended October 2, 1998, and October 3, 1997

                          Balance at    Additions
                          Beginning  Charged to Costs                 Balance at
Description                of Year     and Expenses   Deductions(a)   End of Year
-----------               ---------- ---------------- -------------   -----------
Allowance for doubtful
 accounts--deducted from
 receivables in the
 balance sheet
 Year ended October 3,
  1997..................  $  383,000    $  402,000     $  256,000     $  529,000
                          ==========    ==========     ==========     ==========
 Year ended October 2,
  1998..................  $  529,000    $  202,000     $  219,000     $  512,000
                          ==========    ==========     ==========     ==========
 Transition Period......  $  512,000    $        0     $   28,000     $  484,000
                          ==========    ==========     ==========     ==========
 Year ended December 31,
  1999..................  $  484,000    $  396,000     $  214,000     $  666,000
                          ==========    ==========     ==========     ==========
                                        Additions
                          Balance at    Charged to
                          Beginning    Expenses and                   Balance at
Description                of Year    Other Accounts   Deductions     End of Year
-----------               ---------- ---------------- -------------   -----------
Allowance for notes
 receivable--deducted
 from notes receivable
 in the balance sheet
 Year ended October 3,
  1997..................  $  900,000    $        0     $        0     $  900,000
                          ==========    ==========     ==========     ==========
 Year ended October 2,
  1998..................  $  900,000    $  250,000     $        0     $1,150,000
                          ==========    ==========     ==========     ==========
 Transition Period......  $1,150,000    $        0     $        0     $1,150,000
                          ==========    ==========     ==========     ==========
 Year ended December 31,
  1999..................  $1,150,000    $        0     $  565,000(b)  $  585,000
                          ==========    ==========     ==========     ==========
                          Balance at    Additions
                          Beginning  Charged to Costs                 Balance at
Description                of Year     and Expenses   Deductions(c)   End of Year
-----------               ---------- ---------------- -------------   -----------
Inventory reserves--
 deducted from gross
 inventories in the
 balance sheet
 Year ended October 3,
  1997..................  $5,177,000    $7,416,000     $5,615,000     $6,978,000
                          ==========    ==========     ==========     ==========
 Year ended October 2,
  1998..................  $6,978,000    $2,953,000     $6,258,000     $3,673,000
                          ==========    ==========     ==========     ==========
 Transition Period......  $3,673,000    $  795,000     $  839,000     $3,629,000
                          ==========    ==========     ==========     ==========
 Year ended December 31,
  1999..................  $3,629,000    $8,326,000     $3,328,000     $8,627,000
                          ==========    ==========     ==========     ==========
                          Balance at    Additions
                          Beginning  Charged to Costs                 Balance at
Description                of Year     and Expenses   Deductions(d)   End of Year
-----------               ---------- ---------------- -------------   -----------
Reserves for
 restructuring charges
 and divestitures
 of businesses
 Year ended October 3,
  1997..................  $  466,000    $2,942,000     $1,661,000     $1,747,000
                          ==========    ==========     ==========     ==========
 Year ended October 2,
  1998..................  $1,747,000    $        0     $1,404,000     $  343,000
                          ==========    ==========     ==========     ==========
 Transition Period......  $  343,000    $        0     $   25,000     $  318,000
                          ==========    ==========     ==========     ==========
 Year ended December 31,
  1999..................  $  318,000    $4,628,000     $  966,000     $3,980,000
                          ==========    ==========     ==========     ==========

--------
(a) Uncollectible accounts written off
(b) Recovery of amounts previously reserved
(c) Disposal of inventory
(d) Includes salary continuation and outplacement, divestitures of businesses, and other write-offs. See Note 19 to the Company's Consolidated Financial Statement under Item 8.

3.  Exhibits:

    Exhibit
    Number                      Description
    ------                      -----------

       3(a) Restated Certificate of Incorporation, as amended as of February 17, 1987,(/1/) Certificate of Amendment thereto filed with the Secretary of State of Delaware as of January 31, 1991,(/2/) and Certificate of Amendment thereto filed with the Secretary of State of Delaware as of January 27, 1999.(/24/)

       3(b)       Bylaws of Registrant.(/1/)

       4(a) The rights of security holders are defined in Articles 4, 9 and 10 of the Restated Certificate of Incorporation of the Registrant, Articles II, VI and VII of the Bylaws of the Registrant and the Rights Agreement. [Incorporated herein by reference to Exhibits 3(a), 3(b) and 4(b), respectively.]

       4(b) Copy of Rights Agreement between QMS, Inc. and Rights Agent dated March 8, 1999.(/26/)

       10(a)(i) Cash or Deferred Retirement Plan, as amended and restated as of December 17, 1993.(/4/)*

       10(a)(ii)  Trust Agreement dated November 1, 1993, relating to the Cash or Deferred Retirement Plan as amended by an Amendment to the Trust Agreement dated December 28, 1993.(/4/)

       10(c)(i) Form of 1987 Stock Option Plan, as amended and restated as of December 13, 1990.(/2/)*

       10(c)(ii)  Form of First Amendment to the 1987 Stock Option Plan
                  effective November 7, 1991.(/2/)*

       10(d) Supplemental Executive Retirement Plan Agreements dated September 30, 1991.(/4/)*

       10(f) Executive Services Agreement dated August 1, 1999, between QMS, Inc. and Edward E. Lucente.(/22/)

       10(f)(i) Amendment to the Executive Services Agreement between QMS, Inc. and Edward E. Lucente dated October 25, 1999.(/22/)


       10(f)(ii)  Agreement between QMS, Inc. and Edward E. Lucente dated
                  October 25, 1999, in which QMS, Inc. adopts a nonqualified compensation agreement.(/22/)

       10(f)(iii) Amendment to Trust Agreement between QMS, Inc. and South
                  Alabama Trust Company, Inc. dated October 25, 1999.(/22/)

       10(g) 1997 Stock Incentive Plan, dated October 23, 1996,(/27/)* together with First Amendment thereto effective as of October 15, 1997.(/28/)*

       10(h) Form of Executive Agreement entered into with: James L. Busby, Donald L. Parker, Ph.D., Charles D. Daley and James K. Doan.(/7/)*

       10(h)(i) Form of Executive Agreement entered into with Edward E. Lucente on January 5, 1998.(/25/)*

       10(h)(ii)  Form of Executive Services Agreement entered into with Edward
                  E. Lucente on January 5, 1998.(/25/)*

       10(i) International Technical Support Agreement dated January 5, 2000, between International Business Machines and QMS, Inc.

       10(j) Credit Agreement dated August 19, 1999, by and between QMS, Inc. and Harris Trust and Savings Bank.(/22/)

       10(j)(i) Waiver dated March 2, 2000, by and between QMS, Inc. and Harris Trust and Savings Bank.

       10(j)(ii)  Waiver dated March 20, 2000, by and between QMS, Inc. and
                  Harris Trust and Savings Bank.

       10(m)      QMS, Inc. Employee Stock Purchase Plan.(/14/)

       10(o) Stock Option Plan, dated July 30, 1984,(/8/)* together with First Amendment thereto effective as of January 1, 1987,(/1/)* Second Amendment thereto effective as of November 10, 1987,(/1/)* Third Amendment thereto effective as of April 6, 1989,(/7/)* Fourth Amendment thereto effective as of January 1, 1990,(/6/)* and Fifth Amendment thereto effective as of November 7, 1991.(/2/)*

       10(p)      Stock Option Plan for Directors.(/9/)*

       10(q)(i) Share Purchase Agreement dated October 12, 1995, between Jalak Investments B.V. and QMS, Inc.(/10/)

       10(q)(ii)  Promissory Note dated October 16, 1995, in the original principal amount of U.S. $4,000,000 from QMS Europe B.V. and QMS Australia PTY Ltd. in favor of QMS, Inc.(/10/)

       10(q)(iii) Pledge and Security Agreement and Pledging of Shares, each dated October 16, 1995, by Jalak Investments, B.V. in favor of QMS, Inc.(/10/)

       10(q)(iv)  Deed of Subordination and Pledge dated October 16, 1995, by and among QMS, Inc., QMS Europe B.V. and Credit Lyonnais Bank Nederland N.V.(/10/)

       10(q)(v) Master Distributor Agreement dated October 16, 1995, among the Registrant, QMS Europe, B.V. and QMS Australia PTY Ltd.(/10/)

       10(q)(vi)  Trademark and Trade Name License Agreement dated October 16,
                  1995, between QMS Europe B.V. and QMS, Inc.(/10/)

       10(r) Loan and Security Agreement dated November 7, 1995, by and between QMS, Inc. and Foothill Capital Corporation.(/11/)

       10(r)(i) Stock Pledge Agreement dated November 7, 1995, by and between QMS, Inc. and Foothill Capital Corporation.(/11/)

       10(r)(ii)    Term Note A dated November 7, 1995, in the original
                    principal amount of $1,750,000 from QMS, Inc. in favor of Foothill Capital Corporation.(/11/)

       10(r)(iii)   Term Note B dated November 7, 1995, in the original
                    principal amount of $5,000,000 from QMS, Inc. in favor of Foothill Capital Corporation.(/11/)

       10(r)(iv)    Trademark Security Agreement dated November 7, 1995, made
                    by QMS, Inc. in favor of Foothill Capital
                    Corporation.(/11/)

       10(r)(v) QMS, Inc. Warrant to Purchase 100,000 shares of Common Stock, dated November 7, 1995.(/11/)

       10(r)(vi)    General Security Agreement dated November 7, 1995, by and
                    between QMS Canada Inc. in favor of Foothill Capital
                    Corporation.(/11/)

       10(r)(vii)   General Continuing Guaranty dated November 7, 1995, by QMS
                    Canada Inc. in favor of Foothill Capital Corporation.(/11/)

       10(r)(viii)  Security Agreement dated November 7, 1995, by and between
                    Foothill Capital Corporation and QMS Canada Inc.(/11/)

       10(r)(ix)    General Continuing Guaranty dated November 7, 1995, by QMS
                    Circuits, Inc. in favor of Foothill Capital
                    Corporation.(/11/)

       10(r)(x) Security Agreement dated November 7, 1995, between Foothill Capital Corporation and QMS Circuits, Inc.(/11/)

       10(r)(xi)    Amendment Number One dated December 4, 1995, to the Loan
                    and Security Agreement dated November 7, 1995.(/13/)

       10(r)(xii)   Amendment Number Two dated February 7, 1996, to the Loan
                    and Security Agreement dated November 7, 1995.(/13/)

       10(r)(xiii)  Amendment Number Three dated July 31, 1996, to the Loan and
                    Security Agreement dated November 7, 1995.(/13/)

       10(r)(xiv)   Waiver Agreement dated May 5, 1997, waiving certain
                    provisions of the Loan and Security Agreement.(/15/)

       10(r)(xv)    Amendment Number Five dated June 3, 1997, to the Loan and
                    Security Agreement.(/16/)

       10(r)(xvi)   Amendment Number Four dated January 22, 1997, to the Loan
                    and Security Agreement.(/20/)

       10(r)(xvii)  Amendment Number Six dated October 8, 1997, to the Loan and
                    Security Agreement.(/20/)

       10(r)(xviii) Amendment Number Seven dated September 23, 1998, to the
                    Loan and Security Agreement.(/20/)

       10(r)(xix)   Amendment Number Eight dated November 17, 1998, to the Loan and Security Agreement.(/20/)

    10(r)(xx)     Amendment Number Nine dated April 30, 1999, to the Loan and
                  Security Agreement.(/21/)

    10(s)(i) Asset Purchase Agreement dated September 30, 1995, between QMS Japan Kabushiki Kaisha ("QMS Japan KK") and QMS, Inc.(/12/)

    10(s)(ii)     Assumption of Liabilities dated September 30, 1995, by QMS
                  Japan KK.(/12/)

    10(s)(iii)    Inventory Johto-Tampo Agreement dated September 30, 1995,
                  between QMS Japan KK and QMS, Inc.(/12/)

    10(s)(iv)     Master Distributor Agreement dated September 30, 1995,
                  between QMS Japan KK and QMS, Inc.(/12/)

    10(s)(v) Promissory Note dated September 30, 1995, in the original principal amount of U.S. $3,000,000 from Yoji Kawai in favor of QMS Japan KK.(/12/)

    10(s)(vi)     Promissory Note dated September 30, 1995, in the original
                  principal amount of U.S. $500,000 from Yoji Kawai in favor of QMS Japan KK.(/12/)

    10(s)(vii)    Trademark and Trade Name License Agreement dated December 7,
                  1995, between QMS Japan KK and QMS, Inc.(/12/)

    10(s)(viii)   Assumption Agreement dated December 7, 1995, between QMS
                  Japan KK and QMS, Inc.(/12/)

    10(t) Sale-Leaseback Agreement between QMS, Inc. and Ink (AL) QRS 12-21, Inc. dated February 18, 1997.(/17/)

    10(t)(i) Waiver agreement between Ink (AL) QRS 12-21, Inc. and QMS, Inc. dated December 8, 1997.(/19/)

    10(t)(ii)     Amendment to Warrant dated December 8, 1997, to the Sale-
                  Leaseback Agreement.(/19/)

    10(t)(iii)    Waiver agreement between Ink (AL) QRS 12-21, Inc. and QMS,
                  Inc. dated November 17, 1998.(/20/)

    10(t)(iv)     Waiver agreement and Lease Amendment dated June 7, 1999,
                  between Ink (AL) QRS 12-21, Inc. and QMS, Inc.(/22/)

    10(u)         Agreement dated July 7, 1997, between QMS, Inc. and James L.
                  Busby.(/18/)

    10(v)         Agreement dated August 7, 1997, between QMS, Inc. and Donald
                  L. Parker.(/19/)

    10(w)         QMS, Inc.--Genicom Corporation Strategic Partner
                  Agreement.(/19/)

       10(x) Share Purchase Agreement between QMS, Inc. and Alto Imaging Group, N.V. dated May 17, 1999.(/23/)

       10(x)(i) Promissory Note between QMS, Inc. and Alto Imaging Group, N.V.(/23/)

       10(x)(ii)   Loan Agreement between QMS, Inc. and Minolta Co., Ltd. dated
                   June 7, 1999.(/23/)

       10(x)(iii)  Stock Purchase Agreement between QMS, Inc., Minolta
                   Investments Company, and Minolta Co., Ltd. dated June 7, 1999.(/23/)

       10(x)(iv)   First Amendment to Rights Agreement dated June 7, 1999,
                   between QMS, Inc. and South Alabama Trust Company,
                   Inc.(/23/)

       10(x)(v) Promissory Note between QMS, Inc. and Minolta Co., Ltd. for $15,000,000 dated November 10, 1999.(/22/)

       10(x)(vi)   Promissory Note between QMS, Inc. and QMS Europe B.V. for
                   $4,000,000 dated November 10, 1999.(/22/)

       10(x)(vii)  Promissory Note between QMS, Inc. and Minolta Co., Ltd. for
                   $5,000,000 dated December 22, 1999.

       10(x)(viii) Promissory Note between QMS, Inc. and Minolta Co., Ltd. for
                   $10,000,000 dated February 4, 2000.

       10(x)(ix)   Promissory Note between QMS, Inc. and QMS Europe B.V. for
                   $4,000,000 dated February 8, 2000.

       10(x)(x) Waiver Agreement between QMS Europe B.V. and ING Bank N.V., ING Mezzanine Fonds B.V. and NMB Heller N.V. dated February 11, 2000.

       11          Statement Regarding Computation of Earnings Per Share.

       21          Subsidiaries of the Registrant.

       23          Independent Auditors' Consent

       27          Financial Data Schedules


_________________
*   Indicates a management contract or compensatory plan or arrangement.
(/1/) Incorporated herein by reference to exhibit of same number in Registrant's annual report on Form 10-K for the fiscal year ended October 2, 1987 (Commission File No. 1-9348).
(/2/) Incorporated herein by reference to exhibit of same number in Registrant's annual report on Form 10-K for the fiscal year ended September 27, 1991 (Commission File No. 1-9348).
(/3/) Incorporated herein by reference to exhibit of same number in Registrant's annual report on Form 10-K for the fiscal year ended September 30, 1988 (Commission File No. 1-9348).
(/4/) Incorporated herein by reference to exhibit of same number in Registrant's annual report on Form 10-K for the fiscal year ended October 1, 1993 (Commission File No. 1-9348).

(/5/) Incorporated herein by reference to exhibit of same number in Registrant's annual report on Form 10-K for the fiscal year ended October 2, 1992 (Commission File No. 1-9348).
(/6/) Incorporated herein by reference to exhibit of same number in Registrant's quarterly report on Form 10-Q for the quarter ended April 1, 1988 (Commission File No. 1-9348).
(/7/) Incorporated herein by reference to exhibit of same number in Registrant's annual report on Form 10-K for the fiscal year ended September 29, 1989 (Commission File No. 1-9348).
(/8/) Incorporated herein by reference to exhibit of same number in Registrant's
      Registration Statement on Form S-1, filed September 19, 1984 (Registration No. 2-93329).
(/9/) Incorporated)herein by reference to Appendix B to the Registrant's Proxy
      Statement for the Annual Meeting of Stockholders held on January 25, 1994 (Commission File No. 1-9348).
(/10/)Incorporated herein by reference to exhibits in Registrant's Form 8-K filed on October 16, 1995 (Commission File No. 1-9348).
(/11/)Incorporated herein by reference to exhibits in Registrant's Form 8-K filed on November 21, 1995 (Commission File No. 1-9348). (/12/)Incorporated herein by reference to exhibit of same number in Registrant's annual report on Form 10-K for the fiscal year ended September 29, 1995 (Commission File No. 1-9348).
(/13/)Incorporated herein by reference to exhibit of same number in Registrant's quarterly report on Form 10-Q for the fiscal quarter ended June 28, 1996 (Commission File No. 1-9348).
(/14/)Incorporated herein by reference to Appendix A to the Registrant's Proxy
      Statement for the Annual Meeting of Stockholders held on January 23, 1996 (Commission File No. 1-9348).
(/15/)Incorporated herein by reference to exhibit of same number in Registrant's quarterly report on Form 10-Q for the fiscal quarter ended March 28, 1997 (Commission File No. 1-9348).
(/16/)Incorporated herein by reference to exhibit of same number in Registrant's quarterly report on Form 10-Q for the fiscal quarter ended June 27, 1997 (Commission File No. 1-9348).
(/17/)Incorporated herein by reference to exhibits in Registrant's Form 8-K filed on February 18, 1997 (Commission File No. 1-9348). (/18/)Incorporated herein by reference to exhibits in Registrant's Form 8-K filed on July 7, 1997 (Commission File No. 1-9348).
(/19/)Incorporated herein by reference to exhibit of same number in Registrant's annual report on Form 10-K for the fiscal year ended October 3, 1997 (Commission File No. 1-9348).
(/20/)Incorporated herein by reference to exhibit of same number in Registrant's annual report on Form 10-K for the fiscal year ended October 2, 1998 (Commission File No. 1-9348).
(/21/)Incorporated herein by reference to exhibit of same number in Registrant's quarterly report on Form 10-Q for the fiscal quarter ended April 2, 1999 (Commission File No. 1-9348).

(/17/)Incorporated herein by reference to exhibits in Registrant's Form 8-K filed on February 18, 1997 (Commission File No. 1-9348). (/18/)Incorporated herein by reference to exhibits in Registrant's Form 8-K filed on July 7, 1997 (Commission File No. 1-9348).
(/19/)Incorporated herein by reference to exhibit of same number in Registrant's annual report on Form 10-K for the fiscal year ended October 3, 1997 (Commission File No. 1-9348).
(/20/)Incorporated herein by reference to exhibit of same number in Registrant's annual report on Form 10-K for the fiscal year ended October 2, 1998 (Commission File No. 1-9348).
(/21/)Incorporated herein by reference to exhibit of same number in Registrant's quarterly report on Form 10-Q for the fiscal quarter ended April 2, 1999 (Commission File No. 1-9348).
(/22/)Incorporated herein by reference to exhibit of same number in Registrant's quarterly report on Form 10-Q for the fiscal quarter ended October 1, 1999 (Commission File No. 1-9348).
(/23/)Incorporated herein by reference to exhibit of same number in Registrant's
      Form 8-K filed on June 7, 1999 (Commission File No. 1-9348). (/24/)Incorporated herein by reference to Appendix A of the Registrant's Proxy
      Statement for the Annual Meeting of Stockholders held on January 27, 1999 (Commission File No. 1-9348).
(/25/)Incorporated herein by reference to exhibit of same number in Registrant's quarterly report on Form 10-Q for the fiscal quarter ended January 2, 1998 (Commission File No. 1-9348).
(/26/)Incorporated herein by reference to Exhibit 1 in Registrant's Form 8-A filed on March 18, 1999 (Commission File No. 1-9348).
(/27/)Incorporated herein by reference to Appendix B of the Registrant's Proxy
      Statement for the Annual Meeting of Stockholders held on January 21, 1997 (Commission File No. 1-9348).
(/28/)Incorporated herein by reference to Appendix A of the Registrant's Proxy
      Statement for the Annual Meeting of Stockholders held on January 20, 1998 (Commission File No. 1-9348).

(b) Reports on Forms 8-K: The following reports were filed on Forms 8-K during fiscal 1999.

  . Form 8-K dated February 22, 1999, announcing the Company's intent to exercise its option to reacquire its former subsidiaries, QMS Europe B.V. and QMS Australia PTY Ltd.

  . Form 8-K dated June 7, 1999, announcing the Company's reacquisition of its former subsidiaries, QMS Europe B.V. and QMS Australia PTY Ltd.

  . Form 8-K dated August 6, 1999, announcing the resignation of James A.
   Wallace as Chief Financial Officer and Director

  . Form 8-K/A dated June 7, 1999, and signed August 11, 1999, related to the
   Company's reacquisition of its former subsidiaries, QMS Europe B.V. and QMS Australia PTY Ltd.

  . Form 8-K dated October 8, 1999, reporting the change in fiscal year end.