Form 10-QT
period 2000-03-31
MINOLTA QMS INC
filed 2000-05-15
CIK 710983

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              __________________

                                   FORM 10-Q

(Mark One)

/  /  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended ___________________________________________

                                       OR

/X/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   January 1, 2000   to   March 31, 2000
                                 ---------------        --------------


                         Commission file number 1-9348
                                                ------

                               MINOLTA - QMS, INC.
                               -------------------
             (Exact name of registrant as specified in its charter)


       DELAWARE                                63-0737870
  ______________________________________________________________________________
(State or other jurisdiction of       (I.R.S. Employer Identification Number)
incorporation or organization)



       ONE MAGNUM PASS, MOBILE, AL             36618
________________________________________________________________________________
(Address of principal executive offices)       (Zip Code)


                                (334) 633-4300
________________________________________________________________________________
(Registrant's telephone number, including area code)


                               QMS, INC.
________________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                       Yes    X         No
                                          ----------      ------------


     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of the issuer's common stock, as of the latest practicable date 13,266,131 at April 28, 2000.
-----------------------------

                      MINOLTA - QMS, INC. AND SUBSIDIARIES
                      ====================================


                                     INDEX
                                     -----



PART I - FINANCIAL INFORMATION                                      PAGE NUMBER
         ---------------------                                      -----------

Item 1.  Financial Statements
   Condensed Consolidated Balance Sheets (unaudited)
     as of March 31, 2000, and December 31, 1999                        3-4
   Condensed Consolidated Statements of Operations
     (unaudited) for the three months ended
     March 31, 2000, and April 2, 1999                                    5
   Condensed Consolidated Statements of Comprehensive
     Loss (unaudited) for the three months ended
     March 31, 2000, and April 2, 1999                                    6
   Condensed Consolidated Statements of Cash Flows
     (unaudited) for the three months ended
     March 31, 2000, and April 2, 1999                                    7
   Notes to Condensed Consolidated Financial Statements
     (unaudited)                                                         8-12

  Item 2.  Management's Discussion and Analysis of Financial
        Condition and Results of Operations                             13-15

  Item 3.  Quantitative and Qualitative Disclosures About
        Market Risk                                                      16

PART II - OTHER INFORMATION                                              17
          -----------------

  Item 1. Legal Proceedings
  Item 2. Changes in Securities
  Item 3. Defaults upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. (a)   Exhibits
          (b)   Reports on Form 8 - K

SIGNATURES                                                               18

                      MINOLTA - QMS, INC. AND SUBSIDIARIES
                      ====================================

                         PART I - FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  as of March 31, 2000, and December 31, 1999
                                 (Unaudited)


                                                        March 31,  December 31,
in thousands                                              2000        1999
-------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
    Cash and Cash Equivalents                            $  3,922      $  3,505
    Trade Receivables (less allowance for doubtful
      accounts of $1,292 at March 31, 2000, and $666
      at December 31, 1999)                                52,254        39,926
    Note Receivable, Net                                      239           239
    Inventories, Net (Note 5)                              45,861        56,987
    Deferred income taxes                                   3,975         3,202
    Other Current Assets                                    4,431         5,946
                                                         --------      --------
          Total Current Assets                            110,682       109,805
                                                         --------      --------

PROPERTY, PLANT, AND EQUIPMENT                             41,245        40,211
    Less Accumulated Depreciation                          33,318        33,743
                                                         --------      --------
          Total Property, Plant, and Equipment, Net         7,927         6,468

CAPITALIZED AND DEFERRED SOFTWARE, NET                      9,484         9,481

GOODWILL, NET                                              20,926        21,773

OTHER ASSETS, NET                                           4,486         3,679
                                                         --------      --------

    TOTAL ASSETS                                         $153,505      $151,206
                                                         ========      ========


See Notes to Condensed Consolidated Financial Statements

                      MINOLTA - QMS, INC. AND SUBSIDIARIES
                      ====================================

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  as of March 31, 2000, and December 31, 1999
                                  (Unaudited)

                                                     March 31,  December 31,
in thousands                                            2000       1999
----------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                    $ 30,692      $ 37,678
  Revolving Credit Loans (Note 8)                       33,745        26,840
  Current Maturities of Long-Term Debt                   8,203         5,616
  Current Maturities of Capital Lease Obligations          698           568
  Employment Costs                                       4,732         5,003
  Deferred Service Revenue                               3,193         5,156
  Other Current Liabilities (Note 6)                    11,930        14,523
                                                      --------      --------
         Total Current Liabilities                      93,193        95,384

LONG-TERM DEBT                                          43,674        37,148

LONG-TERM CAPITAL LEASE OBLIGATIONS                      1,337         1,385

OTHER LIABILITIES                                        3,938         4,159

COMMITMENTS AND CONTINGENCIES (Note 11)                     --            --
                                                      --------      --------
STOCKHOLDERS' EQUITY (Notes 7 and 8)                    11,363        13,130
                                                      --------      --------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $153,505      $151,206
                                                      ========      ========

See Notes to Condensed Consolidated Financial Statements

                     MINOLTA - QMS, INC. AND SUBSIDIARIES
                     ====================================

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         For the Three Months Ended March 31, 2000, and April 2, 1999
                                  (Unaudited)

                                                        Three Months Ended
                                                        ------------------
                                                      March 31,       April 2,
in thousands, except per share amounts                   2000           1999
------------------------------------------------------------------------------

NET SALES                                                   $78,991    $43,366

COST OF SALES                                                58,664     33,325
                                                            -------    -------

GROSS PROFIT                                                 20,327     10,041

OPERATING EXPENSES                                           18,712     10,640
                                                            -------    -------

OPERATING INCOME (LOSS)                                       1,615       (599)

OTHER INCOME (EXPENSE)
  Interest Income                                                 0         26
  Interest Expense                                           (1,703)      (247)
  Miscellaneous Expense                                        (605)       (37)
                                                            -------    -------
     Total Other Expense, net                                (2,308)      (258)
                                                            -------    -------

LOSS BEFORE INCOME TAXES                                       (693)      (857)

INCOME TAX PROVISION                                            246         34
                                                            -------    -------

NET LOSS                                                    $  (939)   $  (891)
                                                            =======    =======

NET LOSS PER COMMON SHARE (Note 3)
  Basic and Diluted                                         $ (0.07)   $ (0.08)
                                                            =======    =======

SHARES USED IN PER SHARE COMPUTATION (Note 3)
  Basic and Diluted                                          13,260     10,700

See Notes to Condensed Consolidated Financial Statements

                     MINOLTA - QMS, INC. AND SUBSIDIARIES
                     ====================================

        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
         For the Three Months Ended March 31, 2000, and April 2, 1999
                                  (Unaudited)

                                                     Three Months Ended
                                                    ---------------------
                                                    March 31,   April 2,
in thousands                                          2000        1999
-------------------------------------------------------------------------

Net Loss                                              $  (939)   $  (891)

Other Comprehensive Loss (no income
   tax effect):
    Foreign Currency Translation Adjustments             (859)      (242)
    Unrealized Gain on Securities                          31          0
                                                      -------    -------
         Total Other Comprehensive Loss                  (828)      (242)
                                                      -------    -------

Comprehensive Loss                                    $(1,767)   $(1,133)
                                                      =======    =======

See Notes to Condensed Consolidated Financial Statements

                     MINOLTA - QMS, INC. AND SUBSIDIARIES
                     ====================================

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         For the Three Months Ended March 31, 2000, and April 2, 1999
                                  (Unaudited)

                                                            Three Months Ended
                                                            --------------------
                                                            March 31,  April 2,
in thousands                                                  2000      1999
--------------------------------------------------------------------------------

Cash Flows from Operating Activities:
 Net Loss                                                   $   (939)  $  (891)
 Adjustments to Reconcile Net Loss to Net Cash
  Used in Operating Activities:
   Depreciation of Property, Plant and Equipment                 798       596
   Amortization of Goodwill                                      847         0
   Amortization of Capitalized and Deferred Software           2,319     2,288
   Provision for Losses on Accounts and Notes Receivable         522        50
   Provision (Recovery) for Losses on Inventory               (2,752)      717
   Other                                                         144       (12)
 Net Change in Assets and Liabilities that Provided
  (Used) Cash:
   Trade Receivables                                         (12,954)   (5,050)
   Inventories, Net                                           13,878    (4,930)
   Accounts Payable                                           (6,986)    7,794
   Other                                                      (5,789)   (1,705)
                                                            --------   -------
    Net Cash Used in Operating Activities                    (10,912)   (1,143)
                                                            --------   -------

Cash Flows from Investing Activities:
 Collections of Notes Receivable                                 104       172
 Purchase of Property, Plant and Equipment                    (2,257)     (601)
 Proceeds from Disposal of Property, Plant and Equipment           0        29
 Additions to Capitalized and Deferred Software Costs         (2,322)   (2,610)
                                                            --------   -------
    Net Cash Used in Investing Activities                     (4,475)   (3,010)
                                                            --------   -------

Cash Flows from Financing Activities:
 Net Proceeds from Revolving Credit Loans                      6,905     3,531
 Proceeds from Long-Term Debt                                 10,000         0
 Payments of Long-Term Debt and Capital Lease Obligations     (1,036)      (78)
 Other                                                           (65)       (2)
                                                            --------   -------
    Net Cash Provided by Financing Activities                 15,804     3,451
                                                            --------   -------

Net Change in Cash and Cash Equivalents                          417      (702)
Cash and Cash Equivalents at Beginning of Period               3,505     1,707
                                                            --------   -------
Cash and Cash Equivalents at End of Period                  $  3,922   $ 1,005
                                                            ========   =======

See Notes to Condensed Consolidated Financial Statements

                     MINOLTA - QMS, INC. AND SUBSIDIARIES
                     ====================================

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1. MANAGEMENT OPINION

   In the opinion of management, the condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of March 31, 2000, the results of operations and changes in cash flows for the three months ended March 31, 2000, and April 2, 1999. The results of operations for the three months ended March 31, 2000, are not necessarily indicative of the results to be expected for the fiscal year ending March 30, 2001. Certain reclassifications have been made to fiscal 1999 amounts to conform to the transitional period ending March 31, 2000, presentation.

2. FISCAL YEAR AND NAME CHANGE AND TRANSITION PERIOD

   On October 8, 1999, the Company's Board of Directors modified its accounting periods effective in fiscal 2000, from a fiscal year ending on the Friday closest to December 31 to a fiscal year ending on the Friday closest to March
   31. Accordingly, this Form 10-Q is for the three-month transition period ended on March 31, 2000. In connection with this fiscal year change, the Company will include audited financial statements for this three-month transition period ended March 31, 2000, in its annual report on Form 10-K for its new fiscal year ending March 30, 2001.

   On April 24, 2000 the Company's Shareholders approved changing the Company's name to Minolta-QMS, Inc.

3. NET LOSS PER SHARE

   Basic and diluted loss per share computations are based on the weighted average number of common shares outstanding during the period. The diluted loss per share does not included the effect of the assumed exercise of stock options, as they are antidilutive.

4. COMPREHENSIVE LOSS

   Comprehensive loss consists of net loss and foreign currency translation adjustments and is reflected in the Condensed Consolidated Statements of Comprehensive Loss. Due to the Company's available operating loss carryforwards, there was no income tax effect related to the components of other comprehensive loss for any of the periods presented.

5. INVENTORIES

   Inventories at March 31, 2000, and December 31, 1999, are summarized as follows (in thousands):

                                        March 31,        December 31,
                                          2000               1999
                                       -----------        ----------
Raw materials                              $ 9,088        $   13,705
Work in process                              1,227            16,191
Finished goods                              41,421            35,718
Inventory reserve                           (5,875)           (8,627)
                                       -----------        ----------

 TOTAL                                     $45,861        $   56,987
                                       ===========        ==========

6. OTHER CURRENT LIABILITIES

   Other current liabilities at March 31, 2000, and December 31, 1999, are summarized as follows (in thousands):

                                        March 31,        December 31,
                                          2000               1999
                                       ----------        ----------
Warranty accrual                         $  3,280           $ 2,979
Management transition expense               1,864             1,809
Reserves for restructuring charges          1,698             3,980
Other                                       5,088             5,755
                                       ----------        ----------

 TOTAL                                   $ 11,930           $14,523
                                       ==========        ==========

The decrease in the reserves for restructuring charges at March 31, 2000 resulted from payments made during the period.

7. LEASE AGREEMENT

   An operating lease agreement contains various covenants and a provision which requires the lessor's approval of the Company's payment of cash dividends. At October 3, 1997, and October 2, 1998, the Company was not in compliance with the minimum Net Worth covenant contained in the lease agreement. On December 8, 1997, the Company obtained a one-year waiver of non-compliance from the lessor through October 5, 1998, in exchange for $1.3 million in prepaid rent and an amendment to a related warrant agreement to purchase 100,000 shares of the Company's common stock at $4 per share. Warrants granted under this agreement are exercisable through December 31, 2001. On November 17, 1998, the Company obtained a continuation of the waiver of non-compliance from the lessor through December 31, 1999, in exchange for continuing the $1.3 million in prepaid rent. On June 7, 1999, the Company obtained a waiver agreement and lease amendment for the transactions related to the Minolta convergence and reacquisition of the European and Australian subsidiaries.

   At March 31, 2000, the Company was in violation of several financial covenants contained in the operating lease agreement. Among the remedies available to the landlord is the acceleration of all remaining base rent on a discounted basis for the initial lease term (approximately $13.0 million), cancellation of the lease, or all other remedies available by law. The violations of the financial covenants in the lease agreement will also constitute an event of default under the Harris revolving credit agreement (see note 8).

   On March 10, 2000 the Company received a letter of intent from its landlord indicating its willingness to sell the leased property for the greater of $14.0 million or an appraised value, based upon a mutually agreed to process, provided such sale is consummated no later than May 31, 2000. Management believes it is probable that negotiations to complete the purchase of the property and cancel the operating lease agreement will be successful, and the Company's parent (Minolta Investments Company) has agreed to provide the funding necessary to consummate such purchase. In addition, on March 20, 2000, the Company obtained a waiver of the cross covenant contained in the Harris revolving credit agreement.

8. FINANCING AGREEMENTS

   Amounts borrowed at March 31, 2000 and December 31, 1999, consist of $33.7 million and $26.8 million, respectively, under secured revolving credit agreements.

   On August 19, 1999, the Company entered into an agreement with Harris Trust and Savings Bank ("Harris"). This credit facility provides for a revolving line of credit through August 2002 with maximum availability of $20.0 million, secured by the Company's domestic and Canadian accounts receivable and inventory. At March 31, 2000, total availability was $19.8 million and $10.0 million was outstanding. The stated rate of interest for any borrowings under the agreement is one-quarter of one percent (0.25) over prime or London Interbank Offered Rate ("LIBOR") plus three percent. The effective rate at March 31, 2000, was 9.25%.

   In compliance with Financial Accounting Standards Board ("FASB") Emerging Issues Task Force Issue No. 95-22, "Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Arrangements That Include a Subjective Acceleration Clause and a Lock-Box Arrangement," the Harris credit facility is classified as short-term debt in the financial statements.

   The Company was not in compliance with certain of the Harris financial covenants at December 31, 1999. A waiver of non-compliance was received from the lender on March 2, 2000 and is extended until an agreement is reached on revised covenants. An event of default under the Harris agreement also occurred at March 31, 2000, as a result of the Company's conditions of continued non-compliance with an operating lease agreement. Under the terms of the letter of intent from the landlord, the Company is presently negotiating the purchase of the leased property and cancellation of the operating lease agreement (see Note 7). Accordingly, on March 20, 2000, the Company obtained a waiver of this cross covenant from Harris.

   At March 31, 2000, the Company's wholly owned subsidiary, QMS B.V., had borrowings of $23.7 million under the revolving credit facilities with ING Bank N.V., Ing. Mezzanine Fonds B.V. and NMB Heller N.V. (collectively "Heller") through February 2001. Total borrowing capacity under this agreement is based on a percentage of eligible accounts receivable and inventory and is secured by these assets. At March 31, 2000, total availability was $27.1 million and $23.7 million was outstanding. The stated rate of interest for any borrowings under this agreement is Amsterdam Interbank Offered Rate ("AIBOR") plus 1.25% with a minimum of 4% per annum (5.75% at March 31, 2000). The Company was not in compliance with the Heller required minimum stockholders' equity covenant at March 31, 2000. A waiver of non-compliance was received from the lender. The Heller credit facility requires lender approval for payment of dividends from QMS B.V., to Minolta-QMS, Inc.

   On February 4, 2000, the Company received a $10 million loan from Minolta. This loan is payable in thirty-six principal installments. The stated interest rate is LIBOR plus 2.5% payable monthly in arrears. Proceeds of this loan will be used for corporate working capital purposes.

9. SEGMENT REPORTING

    The Company has three geographic reportable segments: United States/Canada/Latin America; Japan; and Europe/Australia. Each segment's operations consist of the manufacture and sale of network printing solutions and related servicing activities, albeit at varying levels by segment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company's 1999 Annual Report on Form 10-K. The Company evaluates segment performance based on operating profit (loss). Sales for each segment are based on the locations of the third-party customer. All intercompany transactions between segments have been eliminated. Segment results for the three months ended March 31, 2000, and April 2, 1999, are as follows (in thousands):

                                    March 31,   April 2,
                                      2000       1999
                                    --------    -------
NET SALES
U.S./Canada/Latin America           $ 28,773    $33,920
Japan                                  5,164      9,446
Europe/Australia                      45,054          0
                                    --------    -------
   Total Net Sales                  $ 78,991    $43,366
                                    ========    =======

Operating Income (loss)
U.S./Canada/Latin America           $  1,504    $  (386)
Japan                                 (1,025)      (213)
Europe/Australia                       1,136          0
                                    --------    -------
   Segment Operating Income (loss)     1,615       (599)
Other expense                         (2,308)      (258)
                                    --------    -------
   Total Loss Before Income Taxes   $   (693)   $  (857)
                                    ========    =======


There was no material change in segment identifiable assets during the period.

10. RECENTLY ISSUED ACCOUNTING STANDARDS

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

11. COMMITMENTS AND CONTINGENCIES

    As of March 31, 2000, the Company had commitments of approximately $57.7 million under contracts to purchase print engines and consumables and approximately $16.7 million under contracts to purchase spares and related components.

    The Company is a defendant in various litigation and claims in the normal course of business. Based on consultation with various counsel in these matters, management is of the opinion that the ultimate resolution of such litigation and claims will not materially affect the Company's financial position, results of operations, or cash flows.

                     MINOLTA - QMS, INC. AND SUBSIDIARIES
                     ====================================

                        PART I - FINANCIAL INFORMATION
                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

-------------------------------------------------------------------------------

On April 24, 2000, the Company's shareholders approved changing the Company's name to Minolta-QMS, Inc.

Results of Operations
---------------------

Net loss for the three months ended March 31, 2000 was $.9 million ($.07 per share) on net sales of $79.0 million compared to a net loss of $.9 million ($.08 per share) for the three months ended April 2, 1999, on net sales of $43.4 million.

Net Sales Comparisons for Key Geographic Locations


                              Three months ended
                      ----------------------------------
                       March 31,   April 2,
    (000's)              2000       1999      Difference
    -------           ---------   ---------   ----------
U.S./Canada            $ 26,863    $ 24,224    $   2,639
Europe/Australia         45,054       9,065       35,989
Japan                     5,164       9,446       (4,282)
Latin America               792         566          226
All Other                 1,118          65        1,053
                      ----------------------------------
Total                  $ 78,991    $ 43,366    $  35,625
                      ==================================

Net sales for the three months ended March 31, 2000, increased 82.2% from net sales for the three months ended April 2, 1999. The sales increase relates primarily to the reacquisition of the Company's former European and Australian subsidiaries, in June 1999.

During the three months ended March 31, 2000, total U.S. and Canadian sales increased by 10.9% as compared to net sales for the three months ended April 2, 1999. This was due mainly to the increased sales of color laser printers and consumables in the U.S.

Japanese sales for the three months ended March 31, 2000, as compared to the three months ended April 2, 1999, decrease by $4.3 million or 45.3%. This was due primarily to the restructuring in Japan and a reduction in sales to certain Asian markets.

The Company's gross profit for the three-month comparisons increased $10.3 million (from $10.0 million to $20.3 million), primarily as a result of higher sales. Gross profit as a percentage of sales increased from 23.2% to 25.7%. This was the result of improved margins on color laser printers.

The operating expenses including goodwill amortization increased by $8.1 million for the three month comparisons. As a percentage of net sales, operating expenses including goodwill amortization decreased from 24.5% to 23.7% for the comparison. The increase in operating expenses including goodwill amortization reflects additions of the European and Australian subsidiaries. The decrease in operating expenses as a percentage of sales reflects the Company's continuing strategy to align operating expenses with revenues.

Total other income and expense for the three months ended March 31, 2000, was a net expense of $2.3 million. This was an increase of $2.0 million from the three months ended April 2, 1999. The increase was primarily due to the increase in interest expense and reflects the new short-term debt and long-term debt incurred in connection with the Minolta convergence and the reacquisition of the Company's former European subsidiary.

Income taxes reflect estimated foreign income taxes of Minolta - QMS, Inc.'s foreign subsidiaries and U.S. tax liabilities for foreign commissions earned.

Financial Condition
-------------------
Accounts receivable grew by $12.3 million during the three month period ended March 31, 2000, due to the addition of the Company's reacquired European subsidiary. Inventories and accounts payable decreased by $11.1 million and $7.0 million, respectively. The decrease in inventory was primarily due to increased emphasis by the Company on global supply management as it relates to purchasing and manufacturing. The decrease in accounts payable followed the reduction of the Company's inventory.

The Company expects its assets and liabilities to remain at higher levels due to higher sales and production volumes from acquisitions.


Liquidity and Capital Resources
-------------------------------

The Company's net working capital as of March 31, 2000, was $17.5 million as compared to $14.4 million at December 31, 1999 and $12.5 million at April 2, 1999.

At March 31, 2000, the Company had cash on hand of $3.9 million and borrowings of $10.0 million and $23.7 million under the revolving credit facilities with Harris Trust and Savings Bank ("Harris") and Heller National Bank ("HNB"), respectively. Total borrowing capacity under the facilities is a function of eligible accounts receivable and inventory. At March 31, 2000, total availability was $46.9 million, consisting of $19.8 million with Harris and $27.1 million with HNB. The Company believes its current working capital availability, including the effect of the acquisition, is adequate for its operating needs.

The Company was not in compliance with certain of the Harris financial covenants at December 31, 1999. A waiver of non-compliance was received from the lender on March 2, 2000 and is extended until an agreement is reached on revised covenants. An event of default under the Harris agreement also occurred at March 31, 2000, as a result of the Company's conditions of continued non-compliance with an operating lease agreement. Under the terms of the letter of intent from the landlord, the Company is presently negotiating the purchase of the leased property and cancellation of the operating lease agreement (see Note 7). Accordingly, on March 20, 2000, the Company obtained a waiver of this cross covenant from Harris.

On February 4, 2000, the Company received a $10 million loan from Minolta. This loan is payable in thirty-six principal installments. The stated interest rate is LIBOR plus 2.5% payable monthly in arrears. Proceeds of this loan will be used for corporate working capital purposes.


Lease Agreement
---------------

An operating lease agreement contains various covenants and a provision which requires the lessor's approval of the Company's payment of cash dividends. At October 3, 1997, and October 2, 1998, the Company was not in compliance with the minimum Net Worth covenant contained in the lease agreement. On December 8, 1997, the Company obtained a one-year waiver of non-compliance from the lessor through October 5, 1998, in exchange for $1.3 million in prepaid rent and an amendment to a related warrant agreement to purchase 100,000 shares of the Company's common stock at $4 per share. Warrants granted under this agreement are exercisable through December 31, 2001. On

November 17, 1998, the Company obtained a continuation of the waiver of non-compliance from the lessor through December 31, 1999, in exchange for continuing the $1.3 million in prepaid rent. On June 7, 1999, the Company obtained a waiver agreement and lease amendment for the transactions related to the Minolta convergence and reacquisition of the European and Australian subsidiaries.

At March 31, 2000, the Company was in violation of several financial covenants contained in the operating lease agreement. Among the remedies available to the landlord is the acceleration of all remaining base rent on a discounted basis for the initial lease term (approximately $13.0 million), cancellation of the lease, or all other remedies available by law. The violations of the financial covenants in the lease agreement will also constitute an event of default under the Harris revolving credit agreement (see note 8).

On March 10, 2000 the Company received a letter of intent from its landlord indicating its willingness to sell the leased property for the greater of $14.0 million or appraised value, based upon a mutually agreed to process, provided such sale is consummated no later than May 31, 2000. Management believes it is probable that negotiations to complete the purchase of the property and cancel the operating lease agreement will be successful, and the Company's parent (Minolta Investments Company) has agreed to provide the funding necessary to consummate such purchase. In addition, on March 20, 2000, the Company obtained a waiver of the cross covenant contained in the Harris revolving credit agreement.


Foreign Currency Exchange Rates
-------------------------------

The Company purchases print engine mechanisms and memory components from several Japanese suppliers. Fluctuations in Japanese yen currency exchange rates will affect the prices of these products. The Company is attempting to mitigate negative impacts through yen-sharing arrangements with suppliers; however, material price increases resulting from unfavorable exchange rate fluctuations could adversely affect operating results.

The effect of yen fluctuations on material prices are also offset in part by yen-based Japanese sales. Roughly 6.5% of all Company sales are in Japanese yen, which causes sales and profit margins to increase when yen values increase.


Recently Issued Accounting Standards
------------------------------------

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

                      MINOLTA - QMS, INC. AND SUBSIDIARIES
                      ====================================

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

Foreign Currency Exchange Risk

At March 31, 2000, the Company had sales in over 90 countries worldwide.
These sales outside the United States accounted for approximately 60 percent of worldwide sales. Virtually all of these sales were denominated in currencies of the local country. As such, the Company's reported profits and cash flows are exposed to changing exchange rates.

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

Prior to 2000, the Company on occasion has used derivatives to hedge specific risk situations involving foreign currency exposures. No such derivatives were held at March 31, 2000.

Interest Rate Risk

The financial liabilities of the Company that are exposed to changes in interest rates include short-term borrowings and long-term debt. The stated rate of interest for borrowings under the Harris revolving credit agreement is one-quarter of one percent (0.25) over prime or LIBOR plus three percent, and the stated rate of interest for borrowings under the Heller revolving credit agreement is one and one-quarter percent (1.25) over AIBOR. Long-term borrowings with Minolta and Alto Imaging Group N.V. have stated interest rates of LIBOR plus 2.5% payable monthly in arrears and LIBOR plus 0.5% (but not to be less than 6.50%), respectively. Long-term borrowings of the Company's European subsidiary bear interest at 6% and 10%. A one percent annual increase in the stated interest rates would have resulted in approximately $195,000 of additional interest expense for the three months ended March 31, 2000.

                      MINOLTA - QMS, INC. AND SUBSIDIARIES
                      ====================================


                          PART II - OTHER INFORMATION

--------------------------------------------------------------------------------


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



ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None.
------------------------------------------------------------

ITEM 5 - OTHER INFORMATION - None.
--------------------------

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)  Exhibits:
     Exhibit
     Number         Description
     ------         -----------


     3(b)           Amended and Restated By-Laws of Registrant

     27             Financial Data Schedule


(b)  Reports:  None.

                      MINOLTA - QMS, INC. AND SUBSIDIARIES
                      ====================================


                                   SIGNATURES
                                   ----------



   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  MINOLTA - QMS, INC.
                                  (Registrant)



Date:   May 10, 2000              /s/ Edward E. Lucente
      -----------------           ---------------------------------
                                  Edward E. Lucente
                                  President and Chief Executive Officer





Date:   May 10, 2000              /s/ Albert A. Butler
      -----------------           ----------------------
                                  Albert A. Butler
                                  Chief Financial Officer