Form 10-Q
period 2000-06-30
MINOLTA QMS INC
filed 2000-08-14
CIK 710983

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________________

FORM 10-Q

(Mark One)
/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2000
OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	____________________to___________________

Commission file number 1-9348

MINOLTA-QMS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	63-0737870
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

ONE MAGNUM PASS, MOBILE, AL	36618
(Address of principal executive offices)	(Zip Code)

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

YES_______X______ No________________

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of the issuer's common stock, as of the latest practicable date  13,266,131 at July 28, 2000.

MINOLTA-QMS, INC. AND SUBSIDIARIES

INDEX
PART I	FINANCIAL INFORMATION	PAGE NUMBER

	Item 1. Financial Statements
	Condensed Consolidated Balance Sheets
	(unaudited) as of June 30, 2000, and March 31, 2000	3 - 4
	Condensed Consolidated Statements of Operations
	(unaudited) for the three months ended
	June 30, 2000, and July 2, 1999	5
	Condensed Consolidated Statements of Comprehensive Loss
	(unaudited) for the three months ended
	June 30, 2000, and July 2, 1999	6
	Condensed Consolidated Statements of Cash Flows
	(unaudited) for the three months ended
	June 30, 2000 and July 2, 1999	7
	Notes to Condensed Consolidated Financial Statements
	(unaudited)	8 - 11

	Item 2. Management's Discussion and Analysis of Financial
	Condition and Results of Operations	12 - 14

	Item 3. Quantitative and Qualitative Disclosures About
	Market Risk	15

PART II	OTHER INFORMATION	16 - 17

	Item 1. Legal Proceedings
	Item 2. Changes in Securities
	Item 3. Defaults upon Senior Securities
	Item 4. Submission of Matters to a Vote of Security Holders
	Item 5. Other Information
	Item 6. (a) Exhibits
	(b) Reports on Form 8-K

	SIGNATURES	18

MINOLTA-QMS, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
as of June 30, 2000, and March 31, 2000
(Unaudited)
	June 30,	March 31,
in thousands	2000	2000

ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$ 3,970	$ 3,922
Trade Receivables (less allowance for doubtful
accounts of $1,517 at June 30, 2000 and $1,292 at
March 31, 2000)	64,184	52,254
Note Receivable, Net	239	239
Inventories, Net	52,420	45,861
Deferred Income Taxes	6,788	3,975
Other Current Assets	4,172	4,431
Total Current Assets	131,773	110,682

PROPERTY, PLANT, AND EQUIPMENT	41,760	41,245
Less Accumulated Depreciation	33,777	33,318
Total Property, Plant, and Equipment, Net	7,983	7,927

CAPITALIZED AND DEFERRED SOFTWARE, NET	9,685	9,484

GOODWILL, NET	20,077	20,926

OTHER ASSETS, NET	4,519	4,486

TOTAL ASSETS	$ 174,037	$ 153,505
	========	========

MINOLTA-QMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
as of June 30, 2000, and March 31, 2000
(Unaudited)
	June 30,	March 31,
in thousands	2000	2000

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$ 45,104	$ 30,692
Revolving Credit Loan	40,678	33,745
Current Maturities of Long-Term Debt	2,965	8,203
Current Maturities of Capital Lease Obligations	636	698
Employment Costs	4,852	4,732
Deferred Service Revenue	1,905	3,193
Other Current Liabilities	14,645	11,930
Total Current Liabilities	110,785	93,193

LONG-TERM DEBT	48,164	43,674

LONG-TERM CAPITAL LEASE OBLIGATIONS	1,196	1,337

OTHER LIABILITIES	3,733	3,938

COMMITMENTS AND CONTINGENCIES (NOTE 11)

STOCKHOLDERS' EQUITY	10,159	11,363

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 174,037	$ 153,505
	=========	========

See Notes to Condensed Consolidated Financial Statements

MINOLTA-QMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2000, and July 2, 1999
(Unaudited)

	Three Months Ended
	June 30,	July 2,
in thousands, except per share amounts	2000	1999

NET SALES	$ 82,847	$ 50,933

COST OF SALES	62,055	39,047

GROSS PROFIT	20,792	11,886

OPERATING EXPENSES	20,586	13,019

OPERATING INCOME (LOSS)	206	(1,133)

OTHER INCOME (EXPENSE)
Interest Income	149	25
Interest Expense	(2,086)	(407)
Miscellaneous Income	313	327
Total Other Expense, Net	(1,624)	(55)

LOSS BEFORE INCOME TAXES	(1,418)	(1,188)

INCOME TAX PROVISION (BENEFIT)	(685)	231

NET LOSS	$ (733)	$ (1,419)
	=======	=======

NET LOSS PER COMMON SHARE
Basic and Diluted	$ (0.06)	$ (0.12)
	=======	=======

SHARES USED IN PER SHARE COMPUTATION
Basic and Diluted	13,266	11,410
	=====	=====

See Notes to Condensed Consolidated Financial Statements

MINOLTA-QMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
For the Three Months Ended June 30, 2000, and July 2, 1999
(Unaudited)

	Three Months Ended
	June 30,	July 2,
in thousands	2000	1999

Net Loss	$ (733)	$ (1,419)

Other Comprehensive Gain (Loss) (no income tax effect)-
Foreign Currency Translation Adjustments	(471)	105

Comprehensive Loss	$ (1,204)	$ (1,314)
	========	========

See Notes to Condensed Consolidated Financial Statements

MINOLTA-QMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended June 30, 2000, and July 2, 1999
(Unaudited)

	June 30,	July 2,
in thousands	2000	1999

Cash Flows from Operating Activities:
Net Loss	$ (733)	$ (1,419)
Adjustments to Reconcile Net Loss to Net Cash
Used in Operating Activities:
Depreciation of Property, Plant and Equipment	984	649
Amortization of Goodwill	849	0
Amortization of Capitalized and Deferred Software	4,158	2,267
Provision for Losses on Accounts and Notes Receivable	225	(8)
Provision (Recovery) for Losses on Inventory	(155)	5,359
Other	0	(221)
Net Change in Assets and Liabilities that Provided (Used) Cash:
Trade Receivables	(12,155)	(18,272)
Inventories	(6,404)	2,642
Accounts Payable	14,412	(10,155)
Other	(1,625)	7,280
Net Cash Provided by (Used in) Operating Activities	(444)	(11,878)

Cash Flows from Investing Activities:
Collections of Notes Receivable	0	98
Purchase of Property, Plant and Equipment	(1,285)	(2,520)
Proceeds from Disposal of Property, Plant and Equipment	154	821
Additions to Capitalized and Deferred Software Costs	(4,359)	(2,527)
Purchase of Europe and Australian Subsidiaries	0	(20,500)
Net Cash Used in Investing Activities	(5,490)	(24,628)

Cash Flows from Financing Activities:
Net Proceeds from Revolving Credit Loans	6,933	13,502
Proceeds from Long-Term Debt	0	12,800
Payments of Debt and Capital Lease Obligations	(951)	(108)
Proceeds from Issuance of Common Stock	0	12,248
Other	0	1,134
Net Cash Provided by Financing Activities	5,982	39,576

Net Increase in Cash and Cash Equivalents	48	3,070
Cash and Cash Equivalents at Beginning of Period	3,922	1,005
Cash and Cash Equivalents at End of Period	$ 3,970	$ 4,075
	=======	=======

See Notes to Condensed Consolidated Financial Statements

MINOLTA-QMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   MANAGEMENT OPINION

      In the opinion of management, the condensed consolidated financial statements reflect all   adjustments necessary to present fairly the financial position of the Company as of June 30, 2000,   the results of operations and changes in cash flows for the three months ended June 30, 2000,   and July 2, 1999. The results of operations for the three months ended June 30, 2000, are not   necessarily indicative of the results to be expected for the fiscal year ending March 30, 2001.   Certain reclassifications have been made to fiscal 1999 amounts to conform to the period ending   June 30, 2000, presentation.

2.   FISCAL YEAR CHANGE AND NAME CHANGE

     On October 8, 1999, the Company's Board of Directors modified its accounting periods effective in  fiscal 2000, from a fiscal year ending on the Friday closest to December 31 to a fiscal year ending  on the Friday closest to March 31. In connection with this fiscal year change, the Company will  include audited financial statements for the three-month period ended March 31, 2000, in its  annual report on Form 10-K for its new fiscal year ending March 30, 2001. This Form 10-Q is for  the first quarter in the Company's new fiscal year.

    On April 24, 2000, the Company's shareholders approved changing the Company's name to Minolta-QMS, Inc.

3.   NET LOSS PER SHARE

    Basic and diluted loss per share computations are based on the weighted average number of common shares outstanding during the period. The diluted loss per share does not include the effect of the assumed exercise of stock options and warrants, as they are antidilutive.

4.   COMPREHENSIVE LOSS

    Comprehensive loss consists of net loss and foreign currency translation adjustments and is reflected in the Condensed Consolidated Statements of Comprehensive Loss. Due to the Company's available operating loss carryforwards, there was no income tax effect related to the components of other comprehensive loss for any of the periods presented.

5.   INVENTORIES

     Inventories at June 30, 2000, and March 31, 2000, are summarized as follows (in thousands):
	June 30,	March 31,
	2000	2000

Raw materials	$ 13,001	$ 9,088
Work in process	1,359	1,227
Finished goods	43,780	41,421
Inventory reserve	(5,720)	(5,875)

TOTAL	$ 52,420	$ 45,861
	=======	=======

6.   OTHER CURRENT LIABILITIES

    Other current liabilities at June 30, 2000, and March 31, 2000, are summarized as follows
(in thousands):
	June 30,	March 31,
	2000	2000

Warranty accrual	$ 3,662	$ 3,280
Management transition expense	1,864	1,864
Reserves for restructuring charges	584	1,698
Other	8,535	5,088

TOTAL	$ 14,645	$ 11,930
	=======	=======

    The decrease in the reserves for restructuring charges at June 30, 2000 resulted from payments made during the period, primarily for employee severance costs.

7.   LEASE AGREEMENT

At March 31, 2000, the Company was in violation of several financial covenants contained in an operating lease agreement. Among the remedies available to the landlord was the acceleration of all remaining base rent on a discounted basis for the initial lease term (approximately $13.0 million), cancellation of the lease, or all other remedies available by law.

On June 14, 2000, Minolta Investments Company acquired the property being leased under this operating lease agreement and became the lessor of the Company under the operating lease agreement. At that time the operating lease agreement was amended to reflect a change in the basic rent payments to $375,000 per quarter through the period ending June 30, 2001. Thereafter, rent will be adjusted annually based on the change in the London Interbank Offered Rate ("LIBOR"). In addition, all financial covenants in both the operating lease agreement and the waiver and lease amendment were deleted. Warrants under this agreement remain with the former landlord, however the exercise price was amended to reflect the average of the previous 10 days closing price of the Company's stock at June 14, 2000. This amendment had no material effect on the Company's consolidated financial statements. The warrants to purchase 100,000 shares are exercisable through December 31, 2001.

  FINANCING AGREEMENTS

    Amounts borrowed at June 30, 2000 and March 31, 2000, consist of $40.7 million and $33.7 million, respectively, under secured revolving credit agreements.

On August 19, 1999, the Company entered into an agreement with Harris Trust and Savings Bank ("Harris"). This credit facility provides for a revolving line of credit through August 2002 with maximum availability of $20.0 million, secured by the Company's domestic and Canadian accounts receivable and inventory. At June 30, 2000, total availability was $20.0 million and $11.5 million was outstanding. The stated rate of interest for any borrowings under the agreement is one-quarter of one percent (0.25) over prime or London Interbank Offered Rate ("LIBOR") plus three percent. The effective rate at June 30, 2000, was 9.75%.

In compliance with Financial Accounting Standards Board ("FASB") Emerging Issues Task Force Issue No. 95-22, "Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Arrangements That Include a Subjective Acceleration Clause and a Lock-Box Arrangement," the Harris credit facility is classified as short-term debt in the financial statements.

The Company was not in compliance with certain of the Harris financial covenants at June 30, 2000. A waiver of non-compliance was received from the lender.

At June 30, 2000, the Company's wholly owned subsidiary, QMS B.V., had borrowings of $29.2 million under the revolving credit facilities with ING Bank N.V., Ing. Mezzanine Funds B.V. and NMB Heller N.V. (collectively "Heller") through February 2001. Total borrowing capacity under this agreement is based on a percentage of eligible accounts receivable and inventory and is secured by these assets. At June 30, 2000, total availability was $37.9 million. The stated rate of interest for any borrowings under this agreement is Amsterdam Interbank Offered Rate ("AIBOR") plus 1.25% with a minimum of 4% per annum (5.25% at June 30, 2000). The Company was not in compliance with the Heller required minimum stockholders' equity covenant at June 30, 2000. A waiver of non-compliance was received from the lender. The Heller credit facility requires lender approval for payment of dividends from QMS, B.V. to Minolta - QMS, Inc.

On June 30, 2000, the term loans payable to Minolta Co., Ltd. were modified to defer principal payments by one year to the second anniversary date of each loan.

 9.  SEGMENT REPORTING

The Company has three geographic reportable segments: United States/Canada/Latin America; Japan; and Europe/Australia. Each segment's operations consist of the manufacture and sale of network printing solutions and related servicing activities, albeit at varying levels by segment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company's 1999 annual report on Form 10-K. The Company evaluates segment performance based on operating profit (loss). Sales for each segment are based on the locations of the third-party customer. All intercompany transactions between segments have been eliminated. Segment results for the three months ended June 30, 2000, and July 2, 1999, are as follows (in thousands):

	June 30,	July 2,
	2000	1999

NET SALES
U.S./Canada/Latin America	$ 23,871	$ 28,640
Japan	8,304	4,815
Europe/Australia	50,672	17,103
Other	0	375
Total Net Sales	$ 82,847	$ 50,933
	=========	========

SEGMENT OPERATING INCOME (LOSS)
U.S./Canada/Latin America	$ 3,015	$ (1,427)
Japan	(403)	(418)
Europe/Australia	(2,406)	712
Segment Operating Income (Loss)	206	(1,133)
Other Expense	(1,624)	(55)
Loss before Income Taxes	$ (1,418)	$ (1,188)
	========	========

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

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statement." The Company's management does not believe this bulletin will have a material effect on its consolidated financial statements .

11.  COMMITMENTS AND CONTINGENCIES

    As of June 30, 2000, the Company had commitments of approximately $84.1 million under contracts to purchase print engines and consumables and approximately $22.8 million under contracts to purchase spare parts and related components.

The Company is a defendant in various litigation and claims in the normal course of business. Based on consultation with various counsel in these matters, management is of the opinion that the ultimate resolution of such litigation and claims will not materially affect the Company's financial position, results of operations, or cash flows.

MINOLTA-QMS, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
ITEM 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations
____________________________________________________________________________________

    On April 24, 2000, the Company's shareholders approved changing the Company's name to
Minolta-QMS, Inc.

Results of Operations

Net loss for the three months ended June 30, 2000 was $.7 million ($0.06 per share) on net sales of $82.8 million compared to a net loss of $1.4 million ($0.12 per share) for the three months ended July 2, 1999, on net sales of $50.9 million.

Net Sales Comparisons for Key Geographic Locations
	Three months ended
	June 30,	July 2,
in thousands	2000	1999	Difference

U.S./Canada	$ 23,103	$ 27,848	$ (4,745)

Europe/Australia	50,672	17,103	33,569

Japan	8,304	4,815	3,489

Latin America	768	792	(24)

All Other	0	375	(375)

Total	$ 82,847	$ 50,933	$ 31,914
	=========	=========	=========

Net sales for the three months ended June 30, 2000, increased by $31.9 million or 62.7% from net sales for the three months ended July 2, 1999. The sales increase was due primarily to the reacquisition of the Company's former European and Australian subsidiaries in June 1999.

During the three months ended June 30, 2000, total U.S. and Canadian sales decreased by 17.0% as compared to net sales for the three months ended July 2, 1999. This decrease was primarily due to the transition of maintenance services to IBM, which in effect led to lower service and spares revenue.

Europe/Australia sales for the three months ended June 30, 2000, as compared to the three months ended July 2, 1999, increased by $33.6 million or 196.3%. This increase was due to the reacquisition of the Company's former European and Australian subsidiaries, increased sales volumes to Minolta Europe (a relatively new sales channel), sales of lower priced entry-level laser printers, and a marked increase in consumables sales volumes.

Japanese sales for the three months ended June 30, 2000, as compared to the three months ended July 2, 1999, increased by $3.5 million or 72.5%. This increase was primarily due to increased sales in the Korean channel where a large account contributed to virtually the entire increase.

The Company's gross profit for the three-month comparisons increased $8.9 million (from $11.9 million to $20.8 million), primarily as a result of higher sales. Gross profit as a percentage of sales increased from 23.3% to 25.1%. This was the result of increased sales of higher margin hardware and consumables.

Operating expenses including goodwill amortization increased by $7.6 million for the three-month comparisons. As a percentage of net sales, operating expenses including goodwill amortization decreased from 25.6% to 24.8% for the three-month comparisons. The increase in operating expenses including goodwill amortization was due primarily to the addition of the European and Australian subsidiaries, increased marketing and advertising activities, and increased research and development spending. The decrease in operating expenses, as a percentage of sales, reflects the Company's continuing strategy to align operating expenses with revenues.

Total other income and expense for the three months ended June 30, 2000, was a net expense of $1.6 million. This was an increase of approximately $1.6 million from the three months ended July 2, 1999. The increase was primarily due to the increase in interest expense and reflects the new short-term debt and long-term debt incurred in connection with the Minolta convergence and the reacquisition of the Company's former European subsidiary.

Income taxes reflect estimated foreign income taxes or benefits of Minolta - QMS, Inc.'s foreign subsidiaries and U.S. tax liabilities for foreign commissions earned.

Financial Condition

Accounts receivable grew by $11.9 million during the three-month period ended June 30, 2000, due to the increased sales volume.

Net inventories and accounts payable increased by $6.6 million and $14.4 million, respectively, for the three-month period. The increase in inventory was primarily due to increased sales volume and the anticipated introduction of the Company's next generation of color laser products. The increase in accounts payable followed the increase in the Company's net sales and inventory.

The Company expects its assets and liabilities to remain at higher levels due to higher sales and production volumes from acquisitions.

Liquidity and Capital Resources

The Company's net working capital as of June 30, 2000 was $21.0 million as compared to $17.5 million at March 31, 2000 and $18.6 million at July 2, 1999

At June 30, 2000, the Company had cash on hand of $4.0 million and borrowings of $11.5 million and $29.1 million under the revolving credit facilities with Harris Trust and Savings Bank ("Harris") and Heller National Bank ("HNB"), respectively. Total borrowing capacity under the facilities is a function of eligible accounts receivable and inventory. At June 30, 2000, total availability was $57.9 million, consisting of $20.0 million with Harris and $37.9 million with HNB. The Company believes its current working capital availability, including the effect of the acquisition, is adequate for its operating needs.

The Company was not in compliance with certain of the Harris financial covenants at June 30, 2000. A waiver of non-compliance was received from the lender.

On June 30, 2000, the term loans payable to Minolta Co., Ltd. were modified to defer principal payments by one year to the second anniversary date of each loan.

Lease Agreement

At March 31, 2000, the Company was in violation of several financial covenants contained in an operating lease agreement. Among the remedies available to the landlord was the acceleration of all remaining base rent on a discounted basis for the initial lease term (approximately $13.0 million), cancellation of the lease, or all other remedies available by law.

On June 14, 2000, Minolta Investments Company acquired the property being leased under this operating lease agreement and became the lessor of the Company under the operating lease agreement. At that time the operating lease agreement was amended to reflect a change in the basic rent payments to $375,000 per quarter through the period ending June 30, 2001. Thereafter, rent will be adjusted annually based on the change in the London Interbank Offered Rate ("LIBOR"). In addition, all financial covenants in both the operating lease agreement and the waiver and lease amendment were deleted. Warrants under this agreement remain with the former landlord, however the exercise price was amended to reflect the average of the previous 10 days closing price of the Company's stock at June 14, 2000. This amendment had no material effect on the Company's consolidated financial statements. The warrants to purchase 100,000 shares are exercisable through December 31, 2001.

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

The effect of yen fluctuations on material prices are also offset in part by yen-based Japanese sales. Approximately 10.0% of all Company sales are in Japanese yen, which causes sales and profit margins to increase when yen values increase.

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

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statement." The Company's management does not believe this bulletin will have a material effect on its consolidated financial statements .

MINOLTA-QMS, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK
__________________________________________________________________________________________

The Company is exposed to market risk primarily from changes in foreign currency exchange rates and to a lesser extent interest rates. The following describes the nature of these risks.

Foreign Currency Exchange Risk

At June 30, 2000, the Company had sales in over 90 countries worldwide. These sales outside the United States accounted for approximately 70 percent of worldwide sales. Virtually all of these sales were denominated in currencies of the local country. As such, the Company's reported profits and cash flows are exposed to changing exchange rates.

To date, management has not deemed it cost-effective to engage in a formula-based program of hedging the profits and cash flows of foreign operations using derivative financial instruments. The Company's U.S. operations purchase significant quantities of inventory from Japanese suppliers. Payments are made to these suppliers in U.S. dollars linked to the yen. In the OEM agreements with these suppliers, a currency payment model is negotiated that describes how fluctuations in exchange rates will be shared over the term of the agreement. In June 1999, the Company reacquired its former European subsidiary, which also purchases significant quantities of inventory from Japanese suppliers in yen. The Company is currently negotiating with its European subsidiary's suppliers to adjust for fluctuations in exchange rates.

In addition, at any point in time the Company's foreign subsidiaries hold financial assets and liabilities that are denominated in currencies other than U.S. dollars. These financial assets and liabilities consist primarily of short-term, third-party receivables and payables. Changes in exchange rates affect these financial assets and liabilities.

Prior to 2000, the Company on occasion has used derivatives to hedge specific risk situations involving foreign currency exposures. No such derivatives were held at June 30, 2000.

Interest Rate Risk

The financial liabilities of the Company that are exposed to changes in interest rates include short-term borrowings and long-term debt. The stated rate of interest for borrowings under the Harris revolving credit agreement is one-quarter of one percent (0.25) over prime or LIBOR plus three percent, and the stated rate of interest for borrowings under the Heller revolving credit agreement is one and one-quarter percent (1.25) over AIBOR. Long-term borrowings with Minolta Co., Ltd. and Alto Imaging Group N.V. have stated interest rates of LIBOR plus 2.5% payable monthly in arrears and LIBOR plus 0.5% (but not to be less than 6.50%), respectively. Long-term borrowings of the Company's European subsidiary bear interest at 6% and 10%. A one percent annual increase in the stated interest rates would have resulted in approximately $222,000 of additional interest expense for the three months ended June 30, 2000.

MINOLTA-QMS, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

__________________________________________________________________________________________

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

ITEM 2 - CHANGES IN SECURITIES - None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

The Company's annual meeting of stockholders (the "Meeting") was held on April 24, 2000. The results of the voting on the election of directors were as follows:
Nominee	For	Withheld	Total Votes Cast

Edward E. Lucente	12,277,848	387,973	12,665,821
Albert A. Butler	12,287,878	377,943	12,665,821
F. Rigdon Currie	12,282,123	383,698	12,665,821

Accordingly, all nominees for the Board of Directors were elected.

The results of the voting on the amendment of the Company's Certificate of Incorporation described in the Proxy Statement delivered in connection with the meeting were as follows:
For	Against	Abstain	Total Votes Cast

12,558,308	62,444	45,069	12,665,821

Accordingly, the amendment of the Company's Certificate of Incorporation was adopted.

The results of the voting on the approval of an amendment to the Company's 1997 Stock Incentive Plan described in the Proxy Statement delivered in connection with the meeting were as follows:
For	Against	Abstain	Total Votes Cast

8,688,381	670,345	56,293	9,415,019

Accordingly, the amendment to the Company's 1997 Stock Incentive Plan was adopted.

The results of the voting on the approval of an amendment to the Company's Stock Option Plan for Directors described in the Proxy Statement delivered in connection with the meeting were as follows:
For	Against	Abstain	Total Votes Cast

8,978,005	377,980	59,034	9,415,019

Accordingly, the amendment to the Company's Stock Option Plan for Directors was adopted.

ITEM 5 - OTHER INFORMATION - None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

Exhibit
Number	Description

10(d) (i)	Minolta-QMS, Inc. Supplemental Executive Retirement Plan dated
July 31, 2000

10(d) (ii)	Trust Agreement dated July 31, 2000, relating to the Minolta-QMS, Inc.
Supplemental Executive Retirement Plan

27	Financial Data Schedule

 (b)  Reports:  None.

MINOLTA-QMS, INC. AND SUBSIDIARIES

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MINOLTA - QMS, INC.
(Registrant)

Date: August 14, 2000	/s/ Edward E. Lucente
Edward E. Lucente
President and Chief Executive Officer

Date: August 14, 2000	/s/ Albert A. Butler
Albert A. Butler
Chief Financial Officer